Form 10-Q
period 1999-03-31
FIRST CAPITAL RESOURCES COM INC
filed 1999-05-17
CIK 894538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                   SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                   SECURITIES
                              EXCHANGE ACT OF 1934

            For the transition period from ___________ to __________

                         Commission File No. 33-55254-28

                        First Capital Resources.com, Inc.
             (Exact name of Registrant as specified in its charter)

                            NEVADA                          87-0438641
                (State or other jurisdiction of       (I.R.S. Employer
                 incorporation or organization)      Identification Number)

               1400 East Oakland Park Drive, Suite 100
                      Fort Lauderdale, Florida                 33334
              (Address of principal executive offices)       (Zip Code)

        Registrant's telephone number, including area code (888) 442-4474

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                Class                      Outstanding as of May 12, 1999
                -----                      ------------------------------

$.001 PAR VALUE CLASS A COMMON STOCK             11,000,000 SHARES

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BASIS OF REPRESENTATION

General

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 1999, are not necessarily indicative of the results that can be expected for the year ending December 31, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Through March 31, 1999, the Company has had no operational history and had yet to engage in business of any kind. All risks inherent in new and inexperienced enterprises are inherent in the Company's business.

         As of March 31, 1999, the Company has no liquidity and no presently available capital resources, such as credit lines, guarantees, etc. Commencing in March 1999 the Company engaged in discussions in connection with a business combination which culminated on April 1, 1999. See "Subsequent Events".

Subsequent Events

         On April 1, 1999, pursuant to a Stock Purchase Agreement, Fact South, LLC, a Florida limited liability corporation ("FACT"), acquired 10,000,000 shares of the Registrant's authorized and unissued Class A Common Stock. FACT acquired the Registrant's 10,000,000 shares of Class A Common Stock in exchange for all of the issued and outstanding shares of capital stock of Affordable Dealer Services, Inc. ("ADSI"), a Florida corporation, Southeast Dealer Acceptance, Inc. ("SDAI"), a Florida corporation, and Carnet, Inc. ("CNI"), a Florida corporation. The change in control of the Registrant occurred as a result of (i) the issuance to FACT of shares representing approximately 91% of the Registrant's issued and outstanding Class A Common Stock at the completion of the transaction, (ii) the resignation in connection with the exchange, of the Registrant's incumbent directors and officers, and
         (iii) the election by FACT, as the Registrant's newly controlling stockholder, of its own nominees as the Registrant's directors to fill vacancies created by the aforesaid resignations, and the election in turn by the new Board of Directors of the officers of the Registrant. Except as described above, FACT does not own, directly or indirectly, any other Class A Common Stock of the Registrant. The purpose of the acquisition of the Registrant's Common Stock by FACT is the merger of ADSI, SDAI and CNI into the Registrant. As a result of the stock purchase, the Registrant now has a total of 11,000,000 shares of Class A Common Stock issued and outstanding.

                        First Capital Resources.com, Inc.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                                 March 31,          December 31,
                                                                                   1999                 1998
                                                                                 Unaudited             Audited
                                                                                 ---------             -------
           ASSETS

CURRENT ASSETS
         Cash in bank                                                            $- 0 -                   $- 0 -
         ------------                                                           -------                 --------

                      TOTAL CURRENT ASSETS                                        - 0 -                    - 0 -
                      --------------------                                      -------                 --------

                      TOTAL ASSETS                                                - 0 -                    - 0 -
                      ------------                                              =======                 ========


           LIABILITIES & EQUITY

CURRENT LIABILITIES
         Accounts payable                                                        $- 0 -                   $- 0 -
         ----------------                                                       -------                 --------

                      TOTAL CURRENT LIABILITIES                                   - 0 -                    - 0 -

STOCKHOLDERS' EQUITY Common Stock $.001 par value:
          Authorized - 100,000,000 shares
          Issued and outstanding
          1,000,000 shares                                                        1,000                    1,000
         Additional paid-in capital                                               1,000                    1,000
         Deficit accumulated during
          the development stage                                                  (2,000)                  (2,000)
          ---------------------                                                 -------                 --------

                    TOTAL STOCKHOLDERS' EQUITY                                    - 0 -                    - 0 -
                    --------------------------                                  -------                 --------

                      TOTAL LIABILITIES AND
                       STOCKHOLDERS' EQUITY                                       - 0 -                    - 0 -
                                                                                =======                 ========

                                       4

                        First Capital Resources.com, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                   For the three months                  (Date of
                                                      ended March 31,                  inception) to
                                                1999                 1998             March 31, 1999
                                              Unaudited            Unaudited             Unaudited
                                              ---------            ---------             ---------
Net sales                                        $- 0 -              $- 0 -                  $- 0 -
Cost of sales                                     - 0 -               - 0 -                   - 0 -
                                                -------             -------                --------

         GROSS PROFIT (LOSS)                      - 0 -               - 0 -                   - 0 -

General and
administrative expenses                          $  -0-               - 0 -                   2,000
                                                                    -------                --------

         NET INCOME (LOSS)                       $- 0 -              $- 0 -                $(2,000)
                                                =======             =======                ========

Net income (loss) per weighted
average common shares                              $.00                $.00                $    .00
                                                =======             =======                ========

Weighted average number of
common shares used to compute
net income (loss)                             1,000,000           1,000,000               1,000,000
                                              =========           =========               =========


                        First Capital Resources.com, Inc.
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                         Common Stock                 Additional
                                                        Par Value $.001                Paid-in           Retained
                                                      Shares          Amount           Capital            Deficit
                                                      ------          ------           -------            -------
Balances at 4/16/86
(Date of inception)                                    - 0 -          $- 0 -            $- 0 -              $- 0 -
Issuance of common stock (restricted)
at $.002 per share at 5/27/86                      1,000,000           1,000             1,000
Net loss for period                                                                                        (1,950)
                                                                                                           -------

Balances at 12/31/86                               1,000,000           1,000             1,000             (1,950)
Net loss for year                                                                                             (10)
                                                                                                           -------

Balances at 12/31/87                               1,000,000           1,000             1,000             (1,970)
Net loss for year                                                                                             (10)
                                                                                                           -------

Balances at 12/31/88                               1,000,000           1,000             1,000             (1,980)
Net loss for year                                                                                             (10)
                                                                                                           -------

Balances at 12/31/89                               1,000,000           1,000             1,000             (1,980)
Net loss for year                                                                                             (10)
                                                                                                           -------

Balances at 12/31/90                               1,000,000           1,000             1,000             (1,990)
Net loss for year                                                                                             (10)
                                                                                                           -------

Balances at 12/31/91                               1,000,000           1,000             1,000             (2,000)
Net loss for year                                                                                            - 0 -
                                                                                                           -------

Balances at 12/31/92                               1,000,000           1,000             1,000             (2,000)
Net loss for year                                                                                            - 0 -
                                                                                                           -------

Balances at 12/31/93                               1,000,000           1,000             1,000             (2,000)
Net loss for year                                                                                            - 0 -
                                                                                                           -------

Balances at 12/31/94                               1,000,000           1,000             1,000             (2,000)
Net loss for year                                                                                            - 0 -
                                                                                                           -------

Balances at 12/31/95                               1,000,000           1,000             1,000             (2,000)
Net loss for year                                                                                            - 0 -
                                                                                                           -------

Balances at 12/31/96                               1,000,000           1,000             1,000             (2,000)
Net loss for year                                                                                            - 0 -
                                                                                                           -------

Balances at 12/31/97                               1,000,000           1,000             1,000             (2,000)
Net loss for period                                                                                          - 0 -
                                                                                                           -------

Balances at 12/31/98                               1,000,000          $1,000            $1,000            $(2,000)
Net loss for period                                                                                            -0
                                                                                                           -------

Balances at 3/31/99                                1,000,000          $1,000            $1,000            $(2,000)
                                                   =========          ======            ======            ========


                        First Capital Resources.com, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                          April 16, 1986
                                                     For the three months                    (Date of
                                                        ended March 31,                    inception) to
                                                   1999               1998               March 31, 1999
                                                 Unaudited          Unaudited               Unaudited
                                                 ---------          ---------               ---------
OPERATING ACTIVITIES
         Net income (loss)                          $- 0 -             $- 0 -               $(2,000)
         Adjustments to reconcile
         net income (loss) to cash
         used by operating activities:
         Amortization                               - 0 -              - 0 -                   50
         ------------                               -----              -----                   --

         NET CASH PROVIDED (USED)
         BY OPERATING ACTIVITIES                    - 0 -              - 0 -                 (1,950)

INVESTING ACTIVITIES
Organization Costs                                  - 0 -              - 0 -                  (50)
                                                    -----              -----                  ----

         NET CASH USED BY
         INVESTING ACTIVITIES                       - 0 -              - 0 -                  (50)

FINANCING ACTIVITIES
         Proceeds from sale of
         common stock                               - 0 -              - 0 -                  2,000
         ------------                               -----              -----                  -----

         NET CASH PROVIDED BY
         FINANCING ACTIVITIES                       - 0 -              - 0 -                  2,000
         --------------------                       -----              -----                  -----

         INCREASE IN CASH
         AND CASH EQUIVALENTS                       - 0 -              - 0 -                  - 0 -

         Cash and cash equivalents
         at beginning of year                       - 0 -              - 0 -                  - 0 -
         --------------------                       -----              -----                  -----

         CASH & CASH EQUIVALENTS
         AT END OF PERIOD                           $- 0 -             $- 0 -                $- 0 -
         ================                           ======             ======                ======


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          First Capital Resources.com, Inc.


Dated: May 17, 1999                       \s\Spiro Lazarou
                                          -------------------------------------
                                          Spiro Lazarou, President and Principal
                                          Accounting Officer