Form 10-Q
period 1999-06-30
FIRST CAPITAL RESOURCES COM INC
filed 1999-08-23
CIK 894538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

               Class                           Outstanding as of June 30, 1999
               -----                           -------------------------------

$.001 PAR VALUE CLASS A COMMON STOCK                11,000,000 SHARES



                        FIRST CAPITAL RESOURCES.COM, INC.

                                      INDEX




Part I.  Financial Information                                                               Page #
-------  ---------------------                                                               ------
   Item 1. Financial Statements
      Condensed consolidated balance sheet - June 30, 1999                                      3
      Condensed consolidated statement of operations - Six months                               4
         ended June 30, 1999 and three months ended March 31, 1999
      Condensed consolidated statement of changes in stockholders'
         equity - Six months ended June 30, 1999                                                5
      Condensed consolidated statement of cash flows - Six months
         ended June 30, 1999                                                                 6 - 7

      Notes to condensed consolidated financial statements                                      8

   Item 2. Management's discussion and analysis                                              9 - 10

Part II.  Other Information                                                                     11

Signatures                                                                                      12


PART I.  FINANCIAL INFORMATION


Item I.  Financial Statements

                                           FIRST CAPITAL RESOURCES.COM, INC.
                                    CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                          JUNE 30, 1999 AND DECEMBER 31, 1998

                                                                        June 30, 1999               December 31, 1998
                                                                         (Unaudited)                    (Unaudited)
 ASSETS:
 Cash                                                                             442,895                     124,268
 Inventory                                                                        328,775                      86,901
 Finance receivables, net                                                       1,638,598                           -
 Floor plan and notes receivable                                                2,502,134                     422,780
 Property and equipment, net                                                      722,965                     604,359
 Other assets                                                                      26,693                       1,332
                                                                  -------------------------------------------------------

 TOTAL ASSETS                                                                   5,662,060                   1,239,640

 LIABILITIES AND STOCKHOLDERS' EQUITY:
 Liabilities:
 Accounts payable and accrued liabilities                                         166,709                           -
 Notes payable                                                                    192,812                     196,600
 Due to parent company                                                                  -                   1,047,752
                                                                  -------------------------------------------------------

 TOTAL LIABILITIES                                                                359,521                   1,244,352

 Stockholders' equity:
 Common stock, par value $.001 per share; 100,000,000 shares
 authorized, 11,000,000 shares issued and outstanding                              11,000                       2,000
 Additional paid-in capital                                                     5,256,600                           -
 Retained earnings                                                                 34,939                      (6,712)
                                                                  -------------------------------------------------------

 Total stockholders' equity                                                     5,302,539                      (4,712)

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     5,662,060                   1,239,640


      See notes to condensed consolidated financial statements - unaudited
                                        3

                        FIRST CAPITAL RESOURCES.COM, INC.
                  CONDENSED CONLIDATED STATEMENT OF OPERATIONS
                          PERIODS ENDING JUNE 30, 1999

                                                    Six-months         Three-months
                                                       ended               ended
                                                   June 30 1999        June 30 1999
                                                ----------------------------------------
 REVENUES:
 Loan interest and fee income                           374,313              240,949
 Automobile sales                                       344,938              168,335
 Other income                                                 -                    -
                                                ----------------------------------------
 Total revenues                                         719,251              409,284

 Provision for credit losses                             10,000                    -
 Cost of automobile sales                               296,900              172,114
 G & A expenses                                         363,350              204,174
                                                ----------------------------------------
 Total expenses                                         670,250              376,288

 Income before income taxes                              49,001               32,996
 Income tax expense                                      (7,350)                   -
                                                ----------------------------------------
 Net income                                              41,651               32,996

 Net income per share                            $       0.0069              $0.0030

 Weighted average number of shares
   outstanding                                        6,027,624           11,000,000

      See notes to condensed consolidated financial statements - unaudited
                                       4

                        FIRST CAPITAL RESOURCES.COM, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1999

                                                                                      Additional
                                                        Number of                       paid-in         Retained
                                                         Shares       Common stock      capital         earnings          Total
------------------------------------------------------------------------------------------------------------------------------------
 Balance at January 1, 1999 and March 31, 1999           1,000,000          2,000               -           (6,712)        (4,712)

 Acquisition of net assets of First Capital
   Resources.Com (1)                                    10,000,000          9,000          (9,000)               -              -

 Contributed capital (2)                                         -              -       5,265,600                -      5,265,600

 Net income                                                                                                 41,651         41,651
------------------------------------------------------------------------------------------------------------------------------------

 Balances - June 30, 1999                               11,000,000         11,000       5,256,600           34,939      5,302,539

(1) Relates to the exchange of common stock of First Capital Resources.Com for the stock of Affordable, Southeast and Carnet at $.047 per share. Note that these transactions were pursuant to reverse acquisitions, and were considered to be capital transactions, rather than business combinations. Accordingly, the transactions were treated for accounting purposes as a recapitalization.

(2)  Contributed by FACT South LLC (the Parent Company)


 FIRST CAPITAL RESOURCES.COM, INC.
 Statement of Cash Flows
 Six Months Ended June 30, 1999

 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                                                 41,651
---------------------------------------------------------------------------------------------------------------------------
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
      Depreciation                                                                                             18,896
      Amortization of discount on finance receivables                                                         (37,723)
      Provision for finance credit losses                                                                      10,000
      Increase in:
      Inventory                                                                                              (241,874)
      Other assets                                                                                            (25,361)
      Accounts payable and accrued liabilities                                                                166,709
---------------------------------------------------------------------------------------------------------------------------
         Total adjustments                                                                                   (109,353)
---------------------------------------------------------------------------------------------------------------------------
             Net cash used in operating activities                                                            (67,702)
---------------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of finance contracts                                                                        (1,580,406)
      Proceeds from repayment of finance contracts                                                            104,433
      Increase in floor plan receivables                                                                   (2,099,354)
      Repayment of notes receivable                                                                            20,000
      Capital expenditures                                                                                    (69,026)
---------------------------------------------------------------------------------------------------------------------------
             Net cash used in investing activities                                                         (3,624,353)
---------------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from the issuance of common stock                                                                1,000
      Repayment of notes payable                                                                               (3,788)
      Cash contributed by Parent Company                                                                    4,013,470
---------------------------------------------------------------------------------------------------------------------------
             Net cash provided by financing activities                                                      4,010,682
---------------------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH                                                                                          318,627

CASH BALANCE - December 31, 1998                                                                              124,268
---------------------------------------------------------------------------------------------------------------------------

CASH BALANCE - June 30, 1999                                                                                  442,895
---------------------------------------------------------------------------------------------------------------------------

                                       6

FIRST CAPITAL RESOURCES.COM, INC.
 Statement of Cash Flows (Continued)
 Six Months Ended June 30, 1999


 Supplemental Disclosures of Non-Cash Transactions:
------------------------------------------------------------------------------------------------------------------------------------
 Land and building acquired from Parent Company, net of related
         mortgage of $196,600 in exchange for debt                                                                      103,400
------------------------------------------------------------------------------------------------------------------------------------

Note receivable assigned by Parent Company, in exchange for debt                                                         20,000
------------------------------------------------------------------------------------------------------------------------------------

Conversion of debt owed to Parent Company to equity                                                                   1,047,752
------------------------------------------------------------------------------------------------------------------------------------

Property and equipment contributed to capital                                                                           134,902
------------------------------------------------------------------------------------------------------------------------------------

Finance contracts contributed to capital                                                                                 68,476
------------------------------------------------------------------------------------------------------------------------------------

                                       7

Notes to Financial Statements


1.       BASIS OF PRESENTATION

The accompanying condensed consolidated (unaudited) financial statements of First Capital Resources.Com, Inc., have been prepared in accordance with the instructions to form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and changes in stockholders' equity in conformity with generally accepted accounting principles. These financial statements do not include a statement of operations or a statement of cash flows for the comparable period of the preceding fiscal year as there were no assets or operations in the comparable period of the previous fiscal year and a comparison would not be meaningful.

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating for the quarter ended June 30, 1999, are not necessarily indicative of the results that can be expected for the year ended December 31, 1999. These financial statements should be read in conjunction with the audited financial statements of Affordable Dealer Services, Inc. (Affordable) and Southeast Dealer Acceptance, Inc. (Southeast) and notes thereto for the periods ending December 31, 1998 and March 31, 1999, respectively, included in the Company's form 8-K/A filed with the Securities and Exchange Commission.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidation - The condensed consolidated financial statements include First Capital Resources.Com, Inc., and its subsidiaries Affordable Dealer Services, Inc. (Affordable), Southeast Dealer Acceptance, Inc. (Southeast) and Carnet, Inc. (Carnet). All material intercompany accounts and transactions have been eliminated.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated financial condition and results of operations and cash flows. The discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS

Net revenues increased by 32%, or $99,317 to $409,284 for the quarter ended June 30, 1999 as compared to $309,967 for the quarter ended March 31, 1999. This increase was due primarily to an increased number of finance receivables acquired and generated through Southeast.

Net expenses increased by 28%, or $82,326 to $376,288 for the quarter ended June 30, 1999 as compared to $293,962. This increase relates primarily to the expansion of operations in the second quarter of 1999.

Net income increased by 281%, or $24,341 to $32,996 for the quarter ended June 30, 1999 as compared to $8,655 for the quarter ended March 31, 1999. This increase relates primarily to the expansion of operations in the second quarter, and the increased volume of finance and floor plan receivables generated.

LIQUIDITY AND CAPITAL RESOURCES

Since the Company's inception, it has started a network of used car dealers interested in obtaining inventory financing for its floor plan operation. The Company has also used this network for purchasing automotive financing paper. The primary source of capital has been from infusions from Fact South, LLC, the Company's majority shareholder. As of June 30, 1999, Fact South, LLC has contributed $5,256,600 into the Company. As of this time, the Company has not pursued additional means of financing.


IMPACT OF THE "YEAR 2000" COMPUTER ISSUE

The Company has undertaken a review of its exposure to computer malfunctions relating to the year 2000 ("Y2K"). The Y2K issue exists because many computer systems and applications currently use two digit date fields to designate a year. As the century date change occurs, date sensitive systems may recognize the year 2000 as 1900 or not recognize the year at all. This inability to recognize or properly treat the Y2K issue may cause systems to process critical financial and operational information incorrectly.

The Company has several systems that it considers critical to operations including the finance company software, floor plan software and financial accounting software. The Company is in the process of evaluating all of these systems to determine the specific risks related to the year 2000 and intends to implement any necessary changes to these systems.

SUBSEQUENT EVENTS

On July 1, 1999, the Company purchased certain assets of American Marketing of South Florida, Inc., a Florida Corporation engaged in the telemarketing business, for $100,000 cash. This acquisition was accounted for as a purchase.

On July 5, 1999, the Company sold its subsidiary, Carnet, Inc. to an unrelated third party in exchange for an $80,000 promissory note. The note bears interest at 10% and calls for monthly interest-only payments for the first year (commencing September 1, 1999) and then monthly principal and interest payments of $2,029 for the following 48 months. Approximately $195,000 of Carnet's inventory and related debt were excluded from this sale, and were retained by the Company.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None


Item 2.  Changes in Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits required by Item 601 of Regulation S-K

         The following exhibits are followed as part of this report:

         Exhibits:

27.1     Financial Data Schedule

(b)      Reports on Form 8-K.

(i) Filed April 16, 1999, as amended on June 15, 1999, in connection with the change in control of the Company.
(ii) Filed May 3, 1999 in connection with the change of name of the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         First Capital Resources.com, Inc.


Dated: August 23, 1999                   /s/ Spiro Lazarou
                                         -----------------
                                         Spiro Lazarou, President

                                         /s/ Anthony Messuri
                                         -------------------
                                         Anthony Messuri, Principal
                                         Accounting Officer