Form 10-Q
period 1999-09-30
FIRST CAPITAL RESOURCES COM INC
filed 1999-11-22
CIK 894538

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                FORM 10-Q

(Mark One)
      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1999

                                    OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ________to________

                     Commission file number  33-55254-28

                     FIRST CAPITAL RESOURCES.COM, INC.
            (Exact name of registrant as specified in its charter)


           NEVADA                                    87-0438641
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                    Identification No.)


1400 East Oakland Park Drive, Suite 100
Fort Lauderdale, Florida                                    33334
      (Address of principal executive office)             (Zip Code)


                              (954) 568-3989
            (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No
                                             ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                 Outstanding as of November 19, 1999
         ---------------------          -----------------------------------
    Common Stock, par value $0.001                    11,082,500



                                         FIRST CAPITAL RESOURCES.COM, INC.

                                                       INDEX




Part I.  Financial Information                                                               Page #
   Item 1.  Financial Statements
      Condensed consolidated balance sheet - September 30, 1999 and December 31,                3
         1998
      Condensed consolidated statement of operations - Nine months         ended                4
         September 30, 1999, and three month periods ended June 30, 1999 and
         September 30, 1999
     Consolidated statement of changes in stockholders' equity  -                               5
        Nine months ended September 30, 1999
     Consolidated statement of cash flows - Nine months ended September 30, 1999              6 - 7
      Notes to condensed consolidated financial statements                                      8

   Item 2.  Management's discussion and analysis                                                9

Part II.  Other Information                                                                    10

Signatures                                                                                     11


PART I.  FINANCIAL INFORMATION


Item I.  Financial Statements



                                           FIRST CAPITAL RESOURCES.COM, INC.
                                    CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                        SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                                                                      September 30, 1999          December 31, 1998
                                                                         (Unaudited)                 (Unaudited)
                                                                  -------------------------------------------------------
 ASSETS:
 Cash                                                                        $    600,180                 $   124,268
 Inventory                                                                        134,398                      86,901
 Finance receivables, net                                                       1,657,265                           -
 Floor plan receivable, net                                                     2,725,514                     402,780
 Notes receivable, net                                                            580,700                      20,000
 Prepaid compensation                                                             292,096                           -
 Advances to employees and consultants (Note 3  )                                  83,286
 Property and equipment, net                                                      651,246                     604,359
 Other assets                                                                     160,190                       1,332
                                                                  -------------------------------------------------------

 TOTAL ASSETS                                                                $  6,884,875                 $ 1,239,640
                                                                  =======================================================

 LIABILITIES AND STOCKHOLDERS' EQUITY:
 Liabilities:
 Accounts payable and accrued liabilities                                     $   127,523                 $         -
 Mortgage note payable                                                            190,846                     196,600
 Due to parent company                                                          1,674,039                   1,047,752
                                                                  -------------------------------------------------------

 TOTAL LIABILITIES                                                              1,992,408                 $ 1,244,352
                                                                  -------------------------------------------------------

 Stockholders' equity:
 Common stock, par value $.001 per share; 100,000,000 shares
authorized, 11,082,500 shares issued and outstanding                               11,083                       2,000
 Additional paid-in capital                                                     5,303,542                           -
 Retained earnings                                                              ( 422,158)                    ( 6,712)
                                                                  -------------------------------------------------------
 Total stockholders' equity                                                     4,892,467                     ( 4,712)
                                                                  -------------------------------------------------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $  6,884,875                 $ 1,239,640
                                                                  =======================================================


                            FIRST CAPITAL RESOURCES.COM, INC.
                  CONDENSED CONLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                                        Nine-months           Three-months         Three-months
                                                           Ended                 Ended                Ended
                                                        September 30,           June 30,            September 30,
                                                            1999                 1999                  1999
                                                ------------------------------------------------------------------
 REVENUES:
 Loan interest and fee income                           $  778,922            $  240,949            $  404,610
 Automobile sales                                          367,066               168,335                22,128
 Telemarketing income                                       86,845                     -                86,845
                                                ------------------------------------------------------------------
 Total revenues                                          1,232,833               409,284               513,583
                                                ------------------------------------------------------------------

 Provision for credit losses                               110,000                     -               100,000
 Cost of automobile sales                                  316,915               172,114                20,015
 Salaries and consultant fees                              487,528               129,226               256,530
 Reserve for receivables  (Note  3 )                       262,000                     -               262,000
 G & A expenses                                            471,836                74,948               332,135
                                                ------------------------------------------------------------------
 Total expenses                                          1,648,279               376,288               970,680
                                                ------------------------------------------------------------------

 Income (loss) before income taxes              (          415,446)             $ 32,996         (     457,097)
 Income tax expense                                              -                     -                     -
                                                ------------------------------------------------------------------
 Net income                                     (        $ 415,446)             $ 32,996         (    $457,097)
                                                ==================================================================

 Net income (loss) per share                    (        $ 0.054 )              $  0.003         (     $ 0.041)

 Weighted average number of shares
   outstanding                                           7,718,778            11,000,000            11,082,500

                                       4



                        FIRST CAPITAL RESOURCES.COM, INC.
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 30, 1999



                                                       Number of                        Additional         Retained
                                                        Shares        Common stock   paid-in capital       earnings         Total
------------------------------------------------------------------------------------------------------------------------------------

 Balance at January 1, 1999                             1,000,000          $ 2,000           $    -   (     $ 6,712)     (   $4,712)

 Acquisition of net assets of First Capital
         Resources.Com (1)                             10,000,000            9,000        (   9,000)               -               -

 Contributed capital (2)                                        -                -        5,265,600               -       5,265,600

 Acquisition of assets of American Marketing of
 South Florida, Inc.  (3)                                  82,500               83           46,942                          47,025

 Net income                                                                                           (     415,446)    (   415,446)
------------------------------------------------------------------------------------------------------------------------------------

 Balances - September 30, 1999                         11,082,500         $ 11,083      $ 5,303,542   (    $422,158)     $4,892,467
                                                   =================================================================================



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



(2)       Contributed by FACT South LLC (the Parent Company)


(3) Issued in conjunction with the acquisition of certain assets of American Marketing of South Florida, Inc. at $0.57 per share.



                          FIRST CAPITAL RESOURCES.COM, INC.
                         STATEMENT OF CASH FLOWS (UNAUDITED)
                        NINE MONTHS ENDED SEPTEMBER 30, 1999

 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                                   (    $  415,446)
---------------------------------------------------------------------------------------------------------------------------
    Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation                                                                                        112,696
      Provision for losses on advances                                                                    262,000
      Provision for finance credit losses                                                                 110,000
      Increase in:
      Inventory                                                                                  (        47,497)
      Advances to employees                                                                      (       345,286)
      Prepaid compensation                                                                       (       292,096)
      Other assets                                                                               (       111,834)
      Accounts payable and accrued liabilities                                                           127,524
---------------------------------------------------------------------------------------------------------------------------
         Total adjustments                                                                       (       184,493)
---------------------------------------------------------------------------------------------------------------------------
             Net cash used in operating activities                                               (       599,939)
---------------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES:
      Increase in notes receivable                                                               (       560,700)
      Purchase of finance contracts, net                                                         (     1,632,363)
      Increase in floor plan receivables                                                         (     2,322,734)
      Capital expenditures                                                                       (        91,107)
---------------------------------------------------------------------------------------------------------------------------
             Net cash used in investing activities                                               (     4,606,904)
---------------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from the issuance of common stock                                                           1,000
      Proceeds from advances from parent                                                               1,674,039
      Repayment of notes payable                                                                 (         5,754)
      Cash contributed by parent company                                                               4,013,470
---------------------------------------------------------------------------------------------------------------------------
             Net cash provided by financing activities                                                 5,682,755
---------------------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH                                                                                $    475,912

CASH BALANCE - December 31, 1998                                                                         124,268
---------------------------------------------------------------------------------------------------------------------------

CASH BALANCE - September 30, 1999                                                                   $    600,180
---------------------------------------------------------------------------------------------------------------------------

                                       6


FIRST CAPITAL RESOURCES.COM, INC.
 STATEMENT OF CASH FLOWS (UNAUDITED) (Continued)
 NINE MONTHS ENDED SEPTEMBER 30, 1999


Supplemental Disclosures of Non-Cash Transactions:
--------------------------------------------------------------------------------------------------------------------------------

Land and building acquired from Parent Company, net of related
         Mortgage of $196,600 in exchange for debt                                                                 103,400
--------------------------------------------------------------------------------------------------------------------------------

Note receivable assigned by Parent Company, in exchange for debt                                                    20,000
--------------------------------------------------------------------------------------------------------------------------------

Conversion of debt owed to Parent Company to equity                                                              1,047,752
--------------------------------------------------------------------------------------------------------------------------------

Property and equipment contributed to capital                                                                      134,902
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
Finance contracts contributed to capital                                                                            68,476
--------------------------------------------------------------------------------------------------------------------------------

Issuance of stock for the acquisition of telemarketing operation                                                    47,025
--------------------------------------------------------------------------------------------------------------------------------


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

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 1999, are not necessarily indicative of the results that can be expected for the year ended December 31, 1999. These financial statements should be read in conjunction with the audited financial statements of Affordable Dealer Services, Inc. (Affordable) and Southeast Dealer Acceptance, Inc. (Southeast) and notes thereto for the periods ending December 31, 1998 and March 31, 1999, respectively, included in the Company's form 8-K/A filed with the Securities and Exchange Commission.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidation - The condensed consolidated financial statements include First Capital Resources.com, Inc., and its subsidiaries Affordable Dealer Services, Inc. (Affordable), Southeast Dealer Acceptance, Inc. (Southeast), Carnet, Inc. (Carnet) and American Marketing, Inc. All material intercompany accounts and transactions have been eliminated.


3.       ADVANCES TO EMPLOYEES AND CONSULTANTS

The Company loaned money to officers, directors, and employees. A reserve has been established in the amount of $ 127,000 against an unsecured note and advances to a former officer and director, and an additional $ 135,000 against an advance to a former consultant of the Company.


4.       ACQUISITIONS AND DISPOSALS

On July 1, 1999, the Company purchased the operating assets of American Marketing of South Florida, Inc. for $ 100,000 in cash, 82,500 shares of common stock, and agreed to provide $25,000 in services to the former owner.

On July 5, 1999, the Company sold the operation of CarNet, Inc., including certain assets to an unrelated third party in exchange for a $80,000 promissory note. The note bears interest at 10% and calls for monthly interest-only payments for the first year (commencing September 1, 1999) and then monthly principal and interest payments of $2,029 for the following 48 months. Approximately $195,000 of Carnet's inventory and related debt were excluded from this sale, and were retained by the Company.

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


RESULTS OF OPERATIONS

Net revenues increased by 25%, or $104,299 to $513,583 for the quarter ended September 30, 1999 as compared to $409,284 for the quarter ended June 30, 1999. This increase was due primarily to an increase in the number of dealers serviced and the acquisition of the operating assets and operation of American Marketing
 .

Net expenses increased by 158%, or $594,392 to $970,680 for the quarter ended September 30, 1999 as compared to $376,288 for the quarter ended June 30, 1999. This increase relates to additional reserves required for floor plan receivables and employee/consultant advances, and the addition of the telemarketing operation.

Net income/loss decreased $490,093 to a loss $457,097 for the quarter ended September 30, 1999 as compared to income of $32,996 for the quarter ended June 30, 1999. This loss relates primarily to the acquisition of the telemarketing operations, a loss of $92,000, the reserves required for advances to a former officer and advances to a former consultant, $ 262,000, and additional financing reserves, $100,000 in the third quarter.

LIQUIDITY AND CAPITAL RESOURCES

Since the Company's inception, it has started a network of used car dealers interested in obtaining inventory financing for its floor plan operation. The Company has also used this network for purchasing automotive financing paper. The primary source of capital has been from infusions from First American Capital Trust through Fact South, LLC, the Company's parent. First American Capital Trust has filed for bankruptcy protection on 9/30/99. As of September 30, 1999, Fact South, LLC has contributed $5,256,600 into the Company and has advanced to the Company an additional $1,674,000. As of this time, the Company does not anticipate any additional funding from its parent. Any future expansion of the Company's operations will require alternate funding sources.


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

None

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits required by Item 601 of Regulation S-K

         The following exhibits are followed as part of this report:

         Exhibits:

         27.1     Financial Data Schedule

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    First Capital Resources.com, INC.

                                           Registrant





Date:  November 22, 1999                   /s/ Derri Davisson
                                           -------------------------
                                           Derri Davisson
                                           President