Form 10-Q/A
period 1999-06-30
FIRST CAPITAL RESOURCES COM INC
filed 2000-04-07
CIK 894538

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                       Commission file number 33-55254-28


                        FIRST CAPITAL RESOURCES.COM, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                NEVADA                                            87-0438641
    -------------------------------                          -------------------
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)


1400 East Oakland Park Drive, Suite 100
      Fort Lauderdale, Florida                                       33334
----------------------------------------                          ----------
(Address of principal executive office)                           (Zip Code)


                                 (954) 568-3989
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding as of June 30, 1999

Common Stock, par value $0.001                              11,000,00
------------------------------                  -------------------------------

                        FIRST CAPITAL RESOURCES.COM, INC.

                                      INDEX


                                                                         Page #
Part I.  Financial Information

Item 1.  Financial Statements

Condensed consolidated balance sheet - June 30, 1999 and
         December 31, 1998                                                  3

Condensed consolidated statement of operations - Six months
         ended June 30, 1999, and three month period ended
         March 31, 1999                                                     4

Condensed consolidated statement of changes in stockholders' equity -
         Six months ended June 30, 1999                                     5

Condensed consolidated statement of cash flows - Six months
         ended June 30, 1999                                              6 - 7

Notes to condensed consolidated financial statements                        8

Item 2.  Management's Discussion and Analysis                             9 - 10

Part II. Other Information                                                 11

Signatures                                                                 12

                          PART I. FINANCIAL INFORMATION

Item I.  Financial Statements

                        FIRST CAPITAL RESOURCES.COM, INC.
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                       JUNE 30, 1999 and December 31, 1998


                                                      June 30, 1999       December 31, 1998
                                                       (Unaudited)           (Unaudited)
                                                      -------------       -----------------
ASSETS:
Cash                                                   $  442,895            $   124,268
Inventory                                                 328,775                 86,901
Finance receivables, net                                1,638,598                     --
Floor plan receivable, net                              2,502,134                422,780
Property and equipment, net                               722,965                604,359
Other assets                                               26,693                  1,332
                                                       ----------            -----------

TOTAL ASSETS                                           $5,662,060            $ 1,239,640
                                                       ==========            ===========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
Accounts payable and
   accrued liabilities                                 $  166,709            $        --
Mortgage note payable                                     192,812                196,600
Due to parent company                                   3,352,634              1,047,752
                                                       ----------            -----------

Total Liabilities                                      $3,712,155            $ 1,244,352
                                                       ----------            -----------
Stockholders' equity:
Common stock, par value $.001 per share;
   100,000,000 shares authorized,
   11,000,000 shares issued and outstanding                11,000                  2,000
Additional paid-in capital                              1,903,966                     --
Retained earnings                                          34,939                 (6,712)
                                                       ----------            -----------

Total stockholders' equity                             $1,949,905            $    (4,712)
                                                       ----------            -----------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                $5,662,060            $ 1,239,640
                                                       ==========            ===========

                        FIRST CAPITAL RESOURCES.COM, INC.
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                              Six-months             Three-months
                                                Ended                   Ended
                                            June 30, 1999           June 30, 1999
                                            -------------           -------------
REVENUES:
Loan interest and fee income                 $   374,313             $   240,949
Automobile sales                                 344,938                 168,335
Other income                                          --                      --
                                             -----------             -----------

Total revenues                               $   719,251             $   409,284
                                             -----------             -----------

EXPENSES:
Provision for credit losses                  $    10,000                      --
Cost of automobile sales                         296,900                 172,114
G & A expenses                                   363,350                 204,174
                                             -----------             -----------

Total expenses                               $   670,250             $   376,288
                                             -----------             -----------

Income (loss)
   before income taxes                       $    49,001             $    32,996
Income tax expense                                (7,350)                     --
                                             -----------             -----------

Net income                                   $    41,651             $    32,996
                                             ===========             ===========

Net income (loss) per share                  $    0.0069             $    0.0030

Weighted average number of shares
   outstanding                                 6,027,624              11,000,000

                        FIRST CAPITAL RESOURCES.COM, INC.
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                         SIX MONTHS ENDED JUNE 30, 1999


                                    Number of         Common             Additional             Retained
                                      Shares          Stock           paid-in capital           earnings             Total
                                   ----------       ---------         ---------------          ----------        ------------
Balance at
   January 1, 1999                  1,000,000       $   2,000           $        -             $  (6,712)        $    (4,712)

Acquisition of
   net assets of
   First Capital
   Resources.Com (1)               10,000,000           9,000               (9,000)                    -                   -

Contributed capital (2)                     -               -            1,912,966                     -           1,912,966

Net income                                                                                        41,651              41,651
                                   ----------       ---------           ----------             ---------          ----------
Balances -
   June 30, 1999                   11,000,000       $  11,000           $1,903,966             $  34,939          $1,949,905
                                   ==========       =========           ==========             =========          ==========

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

(2) Contributed by FACT South LLC (the Parent Company)

                        FIRST CAPITAL RESOURCES.COM, INC.
                       STATEMENT OF CASH FLOWS (UNAUDITED)
                         SIX MONTHS ENDED JUNE 30, 1999


CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                                                        $    41,651

Adjustments to reconcile net loss to net cash provided by operating activities:
         Depreciation                                                                           18,896
         Provision for losses on advances                                                      (37,723)
         Provision for finance credit losses                                                    10,000
         Increase in:
            Inventory                                                                         (241,874)
            Other assets                                                                       (25,361)
            Accounts payable and accrued liabilities                                           166,709
                                                                                           -----------

Total adjustments                                                                             (109,353)
                                                                                           -----------

         Net cash used in operating activities                                                 (67,702)
                                                                                           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of finance contracts                                                      (1,580,406)
         Proceeds from repayment of finance contracts                                          104,433
         Increase in floor plan receivables                                                 (2,099,354)
         Repayment of notes receivable                                                          20,000
         Capital expenditures                                                                  (69,026)
                                                                                           -----------

         Net cash used in investing activities                                              (3,624,353)
                                                                                           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net amount advanced by Parent                                                                3,352,634
Proceeds from the issuance of common stock                                                       1,000
Repayment of notes payable                                                                      (3,788)
Cash contributed by parent company                                                             660,836
                                                                                           -----------

         Net cash provided by financing activities                                           4,010,682
                                                                                           -----------

NET INCREASE IN CASH                                                                       $   318,627
                                                                                           -----------

CASH BALANCE - December 31, 1998                                                               124,268
                                                                                           -----------

CASH BALANCE - June 30, 1999                                                                   442,895
                                                                                           -----------
Supplemental Disclosures of Non-Cash Transactions:

Land and building acquired from Parent Company,
   net of related Mortgage of $196,600 in exchange for debt                                    103,400
                                                                                           -----------

Note receivable assigned by Parent Company, in exchange for debt                                20,000
                                                                                           -----------

Conversion of debt owed to Parent Company to equity                                          1,047,752
                                                                                           -----------

Property and equipment contributed to capital                                                  134,902
                                                                                           -----------

Finance contracts contributed to capital                                                        68,476
                                                                                           -----------

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

LIQUIDITY AND CAPITAL RESOURCES

Since the Company's inception, it has started a network of used car dealers interested in obtaining inventory financing for its floor plan operation. The Company has also used this network for purchasing automotive financing paper. The primary source of capital has been from infusions from Fact South, LLC, the Company's majority shareholder. As of June 30, 1999, Fact South, LLC has contributed capital of $1,903,966 into the Company and has advanced an additional $3,352,634 to the Company. As of this time, the Company has not pursued additional means of financing.

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


                                         First Capital Resources.com, Inc.


Dated: April 7, 2000                     /s/ Derri L. Davisson
                                         ---------------------------------
                                         Derri L. Davisson, President