Form 10-Q/A
period 1999-09-30
FIRST CAPITAL RESOURCES COM INC
filed 2000-04-07
CIK 894538

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

            For the transition period from __________ to __________

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                            Outstanding as of November 19, 1999

Common Stock, par value $0.001                          11,082,500
------------------------------              -----------------------------------

                       FIRST CAPITAL RESOURCES.COM, INC.

                                     INDEX


Part I.  Financial Information                                           Page #

Item 1.  Financial Statements

Condensed consolidated balance sheet - September 30, 1999                  3
           and December 31, 1998

Condensed consolidated statement of operations - Nine months               4
           ended September 30, 1999, and three month periods ended June 30, 1999 and September 30, 1999

Consolidated statement of changes in stockholders' equity -                5
           Nine months ended September 30, 1999

Consolidated statement of cash flows - Nine months ended
           September 30, 1999                                            6 - 7

Notes to condensed consolidated financial statements                     8 - 9

Item 2.  Management's Discussion and Analysis                           10 - 11

Part II.  Other Information                                               11

Signatures                                                                12

                         PART I. FINANCIAL INFORMATION

Item I.  Financial Statements

                       FIRST CAPITAL RESOURCES.COM, INC.
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                    SEPTEMBER 30, 1999 and December 31, 1998


                                                  September 30, 1999   December 31, 1998
                                                      (Unaudited)         (Unaudited)
                                                  ------------------   -----------------

ASSETS:
Cash                                                 $   600,180           $   124,268
Inventory                                                134,398                86,901
Finance receivables, net                               1,657,265                    --
Floor plan receivable, net                             2,725,514               402,780
Notes receivable, net                                    580,700                20,000
Prepaid compensation                                     292,096                    --
Advances to employees
   and consultants (Note 3)                               83,286
Property and equipment, net                              651,246               604,359
Other assets                                             160,190                 1,332
                                                     -----------           -----------

TOTAL ASSETS                                         $ 6,884,875           $ 1,239,640
                                                     ===========           ===========



LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
Accounts payable and
   accrued liabilities                               $   127,523           $        --
Mortgage note payable                                    190,846               196,600
Due to parent company                                  5,026,673             1,047,752
                                                     -----------           -----------

Total Liabilities                                    $ 5,345,042           $ 1,244,352
                                                     -----------           -----------

Stockholders' equity:
Common stock, par value $.001 per share;
   100,000,000 shares authorized,
   11,082,500 shares issued and outstanding               11,083                 2,000
Additional paid-in capital                             1,950,908                    --
Retained earnings                                       (422,158)               (6,712)
                                                     -----------           -----------

Total stockholders' equity                           $ 1,539,833           $    (4,712)
                                                     -----------           -----------


TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                              $ 6,884,875           $ 1,239,640
                                                     ===========           ===========


                       FIRST CAPITAL RESOURCES.COM, INC.
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                            Nine-months          Three-months          Three-months
                                               Ended                Ended                 Ended
                                          Sept. 30, 1999        June 30, 1999        Sept. 30, 1999
                                          --------------        -------------        --------------

REVENUES:
Loan interest and fee income               $   778,922           $   240,949          $    404,610
Automobile sales                               367,066               168,335                22,128
Telemarketing income                            86,845                    --                86,845
                                           -----------           -----------          ------------

Total revenues                             $ 1,232,833           $   409,284          $    513,583
                                           -----------           -----------          ------------


EXPENSES:
Provision for credit losses                $   110,000                    --          $    100,000
Cost of automobile sales                       316,915               172,114                20,015
Salaries and consultant fees                   487,528               129,226               256,530
Reserve for receivables (Note3                 262,000                    --               262,000
G & A expenses                                 471,836                74,948               332,135
                                           -----------           -----------          ------------

Total expenses                             $ 1,648,279           $   376,288          $    970,680
                                           -----------           -----------          ------------


Income (loss)
   before income taxes                     $  (415,446)          $    32,996          $   (457,097)
Income tax expense                                  --                    --                    --
                                           -----------           -----------          ------------

Net income                                 $  (415,446)          $    32,996          $   (457,097)
                                           ===========           ===========          ============

Net income (loss) per share                $    (0.054)          $     0.003          $     (0.041)

Weighted average number of shares
   outstanding                               7,718,778            11,000,000            11,082,500


                       FIRST CAPITAL RESOURCES.COM, INC.
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 30, 1999


                                     Number of            Common             Additional             Retained
                                      Shares               Stock           paid-in capital          earnings              Total
                                    ----------           ---------           -----------           ---------           -----------

Balance at
   January 1, 1999                   1,000,000           $   2,000           $        --           $  (6,712)          $    (4,712)

Acquisition of
   net assets of
   First Capital
   Resources.Com (1)                10,000,000               9,000                (9,000)                 --                    --

Contributed capital (2)                     --                  --             1,912,966                  --             1,912,966

Acquisition of assets
   of American Marketing
   of South Florida, Inc. (3)           82,500                  83                46,942                                    47,025

Net income                                                                                          (415,446)             (415,446)
                                    ----------           ---------           -----------           ---------           -----------

Balances -
  September 30, 1999                11,082,500           $  11,083           $ 1,950,908           $(422,158)          $ 1,539,833
                                    ==========           =========           ===========           =========           ===========


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

                       FIRST CAPITAL RESOURCES.COM, INC.
                      STATEMENT OF CASH FLOWS (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 30, 1999


CASH FLOWS FROM OPERATING ACTIVITIES:
           Net income                                                                    $  (415,446)
                                                                                         -----------

Adjustments to reconcile net loss to net cash provided by operating activities:
           Depreciation                                                                      112,696
           Provision for losses on advances                                                  262,000
           Provision for finance credit losses                                               110,000
           Increase in:
              Inventory                                                                      (47,497)
              Advances to employees                                                         (345,286)
              Prepaid compensation                                                          (292,096)
              Other assets                                                                  (111,834)
              Accounts payable and accrued liabilities                                       127,524
                                                                                         -----------

Total adjustments                                                                           (184,493)
                                                                                         -----------

           Net cash used in operating activities                                            (599,939)
                                                                                         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
           Increase in notes receivable                                                     (560,700)
           Purchase of finance contracts, net                                             (1,632,363)
           Increase in floor plan receivables                                             (2,322,734)
           Capital expenditures                                                              (91,107)
                                                                                         -----------

           Net cash used in investing activities                                          (4,606,904)
                                                                                         -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock                                                     1,000
Net amount advanced by parent                                                              5,026,673
Repayment of notes payable                                                                    (5,754)
Cash contributed by parent company                                                           660,836
                                                                                         -----------

           Net cash provided by financing activities                                       5,682,755
                                                                                         -----------



NET INCREASE IN CASH                                                                     $   475,912
                                                                                         -----------

CASH BALANCE - December 31, 1998                                                             124,268
                                                                                         -----------

CASH BALANCE - September 30, 1999                                                            600,180
                                                                                         -----------

Supplemental Disclosures of Non-Cash Transactions:

Land and building acquired from Parent Company,
   net of related Mortgage of $196,600 in exchange for debt                                  103,400
                                                                                         -----------

Note receivable assigned by Parent Company, in exchange for debt                              20,000
                                                                                         -----------

Conversion of debt owed to Parent Company to equity                                        1,047,752
                                                                                         -----------

Property and equipment contributed to capital                                                134,902
                                                                                         -----------

Finance contracts contributed to capital                                                      68,476
                                                                                         -----------

Issuance of stock for the acquisition of telemarketing operation                              47,025
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


RESULTS OF OPERATIONS

Net revenues increased by 25%, or $104,299 to $513,583 for the quarter ended September 30, 1999 as compared to $409,284 for the quarter ended June 30, 1999. This increase was due primarily to an increase in the number of dealers serviced and the acquisition of the operating assets and operation of American Marketing.

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

LIQUIDITY AND CAPITAL RESOURCES

Since the Company's inception, it has started a network of used car dealers interested in obtaining inventory financing for its floor plan operation. The Company has also used this network for purchasing automotive financing paper. The primary source of capital has been from infusions from First American Capital Trust through Fact South, LLC, the Company's parent. First American Capital Trust has filed for bankruptcy protection on 9/30/99. As of September 30, 1999, Fact South, LLC has contributed $1,903,966 into the Company and has advanced to the Company an additional $5,026,673. As of this time, the Company does not anticipate any additional funding from its parent. Any future expansion of the Company's operations will require alternate funding sources.


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



                                    First Capital Resources.com, INC.

                                           Registrant





Date: April 7, 2000                        /s/ Derri Davisson
                                           -----------------------------------
                                               Derri Davisson
                                               President