Form 10-K405
period 1999-12-31
FIRST CAPITAL RESOURCES COM INC
filed 2000-04-07
CIK 894538

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1999

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission File No. 33-55254-28

                       FIRST CAPITAL RESOURCES.COM, INC.
             (Exact name of Registrant as specified in its charter)

         NEVADA                                                87-0438641
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization                            Identification Number)

2650 McCormick Drive, Suite 185
Clearwater, Florida                                               33759
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code  (727) 791-6510

Securities registered pursuant to Section 12 (b) of the Act:  NONE

Securities registered pursuant to Section 12 (g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2000, was $650,000 based on the bid price of $.50 as reported by the OTC electronic bulletin board on that date.

As of December 31, 1999, there were 11,300,000 shares of Common Stock, $.001 par value, issued and outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE
            There is no annual report, proxy statement or prospectus
                         to incorporate by reference.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         First Capital Resources.com, Inc. (the "Company" or the "Registrant") is a Nevada corporation, having first been incorporated as a Utah corporation in April, 1986, under the name Jackal Industries, Inc., and subsequently reorganized under the laws of Nevada on December 30, 1993.

         On April 1, 1999, FACT South, LLC, a Florida limited liability company ("FACT South"), sold 100% of the capital stock in its three subsidiaries, Carnet, Inc. ("Carnet"), Southeast Dealer Acceptance, Inc. ("SEDA"), and Affordable Dealer Services, Inc. ("Affordable"), to Jackal Industries in exchange for 10,000,000 shares of the Company's common stock, resulting in FACT South owning approximately 88.5% of the outstanding shares of the Company. First American Capital Trust, a Florida business trust ("FACT") owns approximately
92% of FACT South, making FACT the ultimate parent entity of the Company. The Company's name was changed to First Capital Resources.com, Inc., on April 13, 1999.

         The Company, through its wholly owned subsidiaries, Carnet, SEDA and Affordable, is involved in the automobile finance and lending business, specializing in the origination, carrying, and servicing of sub-prime (high-risk) pre-owned automobile loans and providing inventory-based "floor plan" lending services to pre-owned auto dealers in southeast Florida. Affordable, formed in October, 1998, is a commercial finance company providing floor plan lending to pre-owned car dealerships in southeast Florida. During 1999, Affordable had floor plan lending arrangements with as many as seventeen
(17) pre-owned auto dealers. At December 31, 1999, such arrangements were in place with twelve (12) dealers. SEDA, formed in January 1999, engages in the business of originating, carrying, and servicing sub-prime automobile finance loans primarily in southeastern Florida. The loans are made primarily for the purchase of used vehicles by borrowers that would not be expected to qualify for traditional financing provided by commercial banks or automobile manufacturer finance companies. The loans are typically high-risk loans that carry interest rates substantially higher than auto loans to borrowers having better credit ratings. Carnet, Inc., owned a used car dealer operating in southeast Florida and received its floor plan financing through Affordable. In July of 1999, the bulk of the operations of Carnet were sold to a third party and the remaining cars and loans were purchased by Affordable and SEDA. Carnet ceased all operations in August 1999. The Company funds its operations primarily through collections of principal and interest from finance receivables.

         The sub-prime consumer finance business and pre-owned automobile floor planning business are intensely competitive. The Company competes with other consumer and dealer finance companies, banks, credits unions, credit card issuers and companies that finance the sale of their own goods and products. Over the last two to three years, a number of lenders have announced that they have discontinued or intend to discontinue their operations in the sub-prime lending business, are reducing or otherwise have no additional funding resources to fund sub-prime lending operations or have tightened credit standards. While this may indicate that competitive pressures are lessening, there appears to be no shortage of alternatives for auto dealers attempting to obtain floor plan financing or sales financing contracts.

         On June 30, 1999, the Company acquired all of the assets of American Marketing Corporation of South Florida, Inc. ("American Marketing"), a telemarketing company based in Delray Beach, Florida. American Marketing was never able to perform as expected and due to continued losses operations were closed down in December 1999. American Marketing has not been dissolved and is still in existence, but has no assets.

In September, 1999, FACT, the ultimate majority shareholder of the Company, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division (case number 99-15934-8C1). An official committee of unsecured creditors (the "Committee") has been appointed and, together with FACT representatives, is currently constructing a Plan of Reorganization (the "Plan") for FACT. The Company may participate in the proceeding as a "proponent" of the Plan, depending on the details of the Plan approved by the Committee. The effect on the Company of being a proponent will depend on the final terms of the Plan as approved by the Bankruptcy Court. The Company received substantial funding from FACT in 1999 in the form of advances and the Bankruptcy proceeding and Plan will likely have a material affect on the Company and its operations, including requiring the Company to enter different business operations or discontinue business operations and liquidate. The Plan will be subject to approval by the creditors of FACT and the Bankruptcy Court.

         Because of the significance of the bankruptcy proceeding and its effects on the Company, and FACT's current inability to continue advances to fund operations of the Company, during the pendency of the bankruptcy proceedings, the Company plans to continue its collection and servicing operations but has suspended lending operations subject to the outcome of such proceedings. As discussed, the Company has discontinued its pre-owned auto sales operations. It is currently anticipated that the Company also will permanently discontinue the origination and servicing of sub-prime commercial loans and concentrate its operations in the near-term on its floor planning business. Although this is the Company's current intention, its future operations and direction will be significantly effected by the conduct and outcome of the current FACT bankruptcy proceedings.

         Following the filing of the bankruptcy case by FACT, all the officers and directors of the Company resigned or were removed. On October 28, 1999, Derri L. Davisson and J. Stephen Miller were elected by written consent of the majority stockholder as the board of directors of the Company and were appointed by the newly-elected board of directors as President and Secretary/Treasurer, respectively.

         All consumer finance operations are subject to federal and state regulations. Personal loan lending laws and laws regulating the acquisition of retail installment contracts generally require licensing of the lender, limitations on amounts, duration and charges for various categories of loans, adequate disclosure of certain contract terms and limitations on certain collection policies and creditor's remedies. Federal consumer credit statutes and regulations primarily require disclosure of credit terms in consumer finance transactions. The Company believes that its current operations comply in all material respects with all applicable laws. The Company is not otherwise aware of any existing or probable governmental regulation which will have a material effect on its business.

         The Company, including its wholly-owned subsidiaries, had seven employees throughout most of fiscal 1999. During the fourth quarter all seven employees either resigned or were terminated and replaced with the existing two employees who are also the officers and directors of the Company, as well as employees and Co-Trustees of FACT. Currently, certain employees of FACT provide services to the Company on an as needed basis. No employee/officer/director of the Company is being compensated as such by the Company. Subsequent to December 31, 1999, FACT began charging the Company a $6,000 per month management fee, plus a servicing fee of $30 for each retail contract serviced by FACT for the Company. This fee covers the use of FACT's offices and related office costs, as well as the use of its employees whose duties include administration, collections and accounting. There currently is no written agreement governing the management arrangement. This arrangement is expected to continue until the confirmation by the Bankruptcy Court of the FACT's Plan of Reorganization, which is not anticipated to occur before August 2000. At that time, the arrangement will be reviewed for either extension or termination.

         The Company incurred no material costs or effects due to compliance with any environmental laws.

ITEM 2.  PROPERTIES.

         The Company owns and leases the following properties, as indicated.

Location                                     Description
--------                                     -----------

1.  1400 Oakland Park Blvd., Suite 100       4,110 sq. feet of office space previously used by the
    Oakland Park, Florida  33334             Company's wholly owned subsidiaries, Affordable Dealer
                                             Services and Southeast Dealer Acceptance.  Lease
                                             payments are $4,357 per month and the lease expires
                                             January 2001.

2.  3031 N.E. 12th Terrace                   4,800 sq. feet of warehouse space previously used by
    Oakland Park, Florida 33334              the Company's wholly-owned subsidiary, Carnet, Inc.
                                             The lease rate is $2,120 per month and expires March
                                             2000, with two one-year renewal options.

3.  1819 North Dixie Highway                 Building and land located in Lake Worth, Palm County, Florida,
    County, Lake Worth, Florida 33460        formerly used by the Company's wholly-owned subsidiary,
                                             Carnet, Inc. The property was acquired from a company
                                             controlled by a former officer and director of the Company through a quit claim deed. The property is subject to a
                                             mortgage that may be currently callable by the mortgagee due to an assignment to and assumption by the Company of the
                                             mortgage without the mortgagee's consent. The mortgagee is aware of such assumption and continues to accept payments on the mortgage note from the Company.



ITEM 3.  LEGAL PROCEEDINGS.

         On December 30, 1999, AMARK Enterprises, Inc. ("AMARK"), and South Equity Mortgage Corporation ("South Equity"), both Florida corporations, filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida, a Verified Complaint for Damages and Other Relief against the Company and its wholly-owned subsidiary, FC Holding Corporation, a Florida corporation ("FC Holding"). The complaint alleges that the Company and its subsidiary have breached agreements with the plaintiff corporations in connection with the acquisition of assets from American Marketing Corporation of South Florida, Inc. ("American Marketing") by FC Holding. The plaintiffs seek monetary damages, indemnification for certain third party claims, and specific performance of a covenant whereby the Company allegedly agreed to issue 82,500 shares of its authorized capital stock to plaintiff AMARK. The plaintiffs have verbally agreed to temporarily suspend prosecution of the case pending developments in the FACT bankruptcy matter and the Company has not yet filed an answer to the complaint. The Company believes it has counterclaims and defenses to the plaintiffs' claims.

         The Company is not a party to any other material legal proceeding or litigation which would impact the operations of the Company.

         The Company's ultimate majority shareholder, First American Capital Trust ("FACT"), filed a voluntary petition for relief from creditors under Chapter 11 of the United States Bankruptcy Code in September 1999. Although the Company has not filed for bankruptcy protection, it is possible that the Plan ultimately confirmed by the Creditor's Committee and the Bankruptcy Court will have a material adverse affect on the Company, including a curtailment or discontinuation of the Company's operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to the Company's security holders for a vote during the fiscal year ending December 31, 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

a) The following table shows the high and low bid prices for the Company's common stock as reported by the NASD electronic bulletin board (Bulletin Board - symbol "FCRS"), for the period commencing April 1, 1999, to December 31, 1999. Such prices reflect inter-dealer prices, may not represent actual transactions and do not include retail markup, markdown or commissions.

     Prior to April 1, 1999, there was not a trading market for the common stock nor had there been a trading market for all the Company's stock since its inception.

                Year             Quarter           $ High            $ Low
                ----             -------           ------            -----

                1999                4th              0.50              0.50
                                    3rd              0.50              0.50
                                    2nd              1.83              1.83
                                    1st                -                 -

         As of February 28, 2000, there were 734 record holders of the Company's common stock. The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected historical financial data of the Company and its predecessors as of the date(s) and for the period(s) indicated. The selected consolidated financial data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements and related notes thereof of the Company contained elsewhere in this report. Since the Company has only one complete year of operations, the data set forth above necessarily only includes the year ended December 31, 1999 and is, therefore, not of a comparative nature. Accordingly, there are no factors that may be cited as having any material affect on the comparability of such information presented.


ITEM 6.  SELECTED FINANCIAL DATA


                                                                                                               Period from
                                                                                          Year ended        Inception through
                                                                                         December 31,          December 31,
                                                                                            1999                  1998
                                                                                         ------------       -----------------

SUMMARY INCOME STATEMENT

       Interest, fees and discount accretion income                                         1,215,290             22,000
       Interest expense                                                                      (329,459)              (195)
                                                                                           ----------        -----------

       Net interest income before provision for credit losses on finance receivables          885,831             21,805
       Provision for credit losses on finance receivables                                  (1,682,566)                --
                                                                                           ----------        -----------

       Net interest income (loss) after provision for credit losses                          (796,735)            21,805

       Other income                                                                           786,332                 --
       Other expenses                                                                       3,948,042             30,687
                                                                                           ----------        -----------

       Loss from continuing operations, before income tax benefit                          (3,958,445)            (8,882)

       Income tax benefit                                                                          --              1,332
                                                                                           ----------        -----------

       Loss from continuing operations                                                     (3,958,445)            (7,550)

       Loss from discontinued operations                                                     (218,417)                --
                                                                                           ----------        -----------

       Net loss                                                                            (4,176,892)            (7,550)

       Weighted average shares outstanding                                                 10,975,000         10,000,000

       Net loss per share from continuing operations                                            (0.36)             (0.00)
       Net loss per share from discontinued operations                                          (0.02)                --
                                                                                           ----------        -----------
       Net loss per share                                                                       (0.38)             (0.00)

SELECTED BALANCES AT YEAR END

       Total assets                                                                         3,424,133          1,237,802
       Total gross finance receivables                                                      3,542,940            475,095
       Total finance receivables (net of unearned charges)                                  2,591,240            475,095
       Allowance for credit losses                                                           (550,675)                --
       Due to Parent Company                                                                5,288,832          1,047,752
       Note payable                                                                           188,880            196,600
       Total stockholders' equity (deficit)                                                (2,222,234)            (6,550)

SELECTED RATIOS

       Net loss to average total assets                                                       -179.19%             -1.22%
       Net loss to average deficiency in assets                                                374.95%            264.36%
       Total deficiency in assets to total assets                                                64.9%              -0.46%


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         FORWARD LOOKING STATEMENTS

         Except for the historical information contained herein, the matters discussed in this section, as well as in other sections of this Report on Form 10-K, include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended (the "1933 Act") and the Securities Exchange Act of 1934, as amended (the "1934 Act"). All statements other than statements of historical fact, including, without limitation, those with respect to the Company's objectives, plans and strategies set forth herein and those preceded by or that include the words "believes," "intends," "expects," "will," "plans," "anticipates," "projects," "estimates" or similar expressions are forward looking statements. Although the Company believes that such forward looking statements are reasonable, such statements are inherently subject to risk and uncertainties, some of which cannot be predicted or quantified. The Company can give no assurance that its expectations are correct and the Company's future results of operations could differ materially from those anticipated, underlying or contemplated by such statements. Such risks and uncertainties include: availability and terms of appropriate working capital and/or other financing, short-term interest rate fluctuations, the results of the FACT bankruptcy proceedings (including delays in proceedings and the requirement to enter into one or more new lines of operation), customers' acceptance and usage of the Company's services, actions of competitors, dependence on key personnel and general business conditions in the economy. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events, or otherwise. The following disclosure, as well as all other statements in this Report on Form 10-K, and in the notes to the Company's consolidated financial statements, describe factors, among others, that could contribute to or cause such differences, or that could affect the Company's stock price.

         RESULTS OF OPERATIONS:  REVENUES, CREDIT LOSSES, EXPENSES, AND CHARGES

         The Company's Net Loss for the year ended December 31, 1999 was $4,176,892. Net Loss from Continuing Operations was $3,958,445 and Loss from Discontinued Operations was $218,447. The Company had no significant business operations prior to April, 1999.

         Net interest revenues for the year ended December 31, 1999, were $885,831. As the Company did not have significant operations prior to January
1, 1999, it had no material revenues for the prior year. Interest revenues were derived from sub-prime auto loans to retail customers and floor plan financing loans made to pre-owned auto (used car) dealers. The Company also derived revenues of $367,067 from the sale of automobiles through its Carnet subsidiary, other fees relating to floor plan financing of $313,828 and other income of $105,437.

         Due to the high risk of the sub-prime auto lending business and the used car dealer floor plan financing business, the Company suffered credit losses during the fiscal year ended December 31, 1999, of $1,682,566, a significant amount relative to the Company's assets and revenues. The Company currently anticipates that it will be discontinuing its sub-prime lending business and focus on floor plan financing. The Company has also recently implemented a stricter set of lending criteria. Because of these two factors, the Company believes that credit losses in the fiscal year ending December 31, 2000 will be lower than the previous fiscal year.

         The Company also suffered losses from discontinued operations during fiscal 1999 in the amount of $218,447 as compared to no such losses in the previous fiscal year. These losses arose from the discontinuance of the operations of American Marketing, which was purchased by the Company in July 1999 and closed in December 1999, and the discontinuation of the operations of Carnet, Inc. in the fourth quarter of 1999. All charges relating to the termination of American Marketing and Carnet operations were made in 1999.

         It is the Company's current plan to discontinue its sub-prime consumer financing operations and to not reenter the pre-owned automotive sales business. The Company believes this will significantly reduce credit losses in fiscal year 2000. The telemarketing operations acquired by the Company from American Marketing in 1999 have been terminated and the Company has no plans to revive those operations or reenter the telemarketing business. The Company currently anticipates that during fiscal year 2000 it will concentrate its efforts in and derive the bulk of its revenues from its floor plan financing operations. The Company will also investigate other financing opportunities not necessarily in the automobile sector. However, due to the weak financial condition of FACT, the Company's ultimate parent shareholder (and sole significant funding source), the Company does not anticipate having any source of significant capital funding in fiscal year 2000. Whether or not the Company does receive any funding from FACT will be primarily dependent on the final terms of the Plan and the ultimate outcome of the bankruptcy case. With limited capital resources and a constricted business operation, the Company expects its revenues will be significantly lower in fiscal year 2000 as compared to 1999.

         Operating and Other Expenses ("operating expenses") for the year ended December 31, 1999, were $3,948,042. The Company had no operating expenses during the previous fiscal year. The Company provided for $1,632,341 in credit losses relating to loans that had been made in 1999 and to prepaid compensation that had been paid to former officers prior to their termination. The Company also recorded a loss on the write down of equipment and property. Operating expenses also consisted of the cost of automobile sales by its Carnet subsidiary of $337,960, the cost of repossessions by its SEDA subsidiary in the amount of $219,626, salaries and consulting services of $721,201, loss on disposals and impairment of property and equipment of $494,705, and other operating expenses of $542,209.

         Included in the $1,632,341 of credit losses for the year was $292,096 for one year of prepaid salaries and management fees paid to former officers of the Company in September 1999. The Company is currently trying to recover these amounts. Since the Company is not currently paying any officers or employees, salaries and management fees should be significantly less in fiscal year 2000, although this reduction will be offset somewhat by the management fees being paid to FACT at least through August of 2000.

         The Company is in the process of closing its office in Oakland Park Florida. The Company's operations are currently being managed from the Clearwater, Florida, offices of FACT. The Company is not currently paying any officers or directors and it has no paid employees. However, FACT currently charges the Company approximately $13,000 per month to service all of its operations, which includes a $6,000 general management fee and $30 per loan servicing fee. This arrangement will continue at least through August 2000 and could be extended for an indefinite period. The Company believes that this arrangement will significantly reduce the Company's operating expenses for the Company's fiscal year 2000 as compared to the previous year.

         FINANCIAL CONDITION:  LIQUIDITY AND CAPITAL RESOURCES

         The Company's ultimate parent shareholder, FACT, has filed for relief from creditors under Chapter 11 of the United States Bankruptcy Code. FACT was the Company's primary financing source in fiscal 1999 through intercompany advances. As a result of the bankruptcy proceedings, FACT may not be financially able or willing to provide any financing in fiscal 2000 or at any other future time. Additionally, loans and advances are currently outstanding from the Company and certain of its subsidiaries to FACT in the aggregate amount of $5,288,832. The loans are secured by the assets of the companies and are currently accruing no interest. FACT may seek to collect all amounts outstanding at any time. As a result of the current financial condition of FACT and the pending Bankruptcy proceedings, the Company believes that it will receive no further funding from FACT and that the advances and other loans currently outstanding to FACT will be called in the near future, creating further liquidity problems for the Company.

         The Company currently has finance receivables of $2,040,565. These receivables consist of floor plan receivables in the amount of $1,378,975 and sub-prime auto loan receivables in the amount of $661,590. The sub-prime retail loans are net of a credit reserve of $550,675.

         The Company also has assets consisting of $522,329 in various loans receivable after reserving for non-collection of $1,402,700. These loans are at varying rates of interest and are due from both arm's length and non- arm's length parties.

         The Company has a deficiency in assets of $2,222,234 consisting of paid-in capital and common stock of $1,962,208 and a deficit of $4,184,442. The Company believes that shareholder equity should remain stable in the first six months of fiscal 2000 as a result of expected break-even operations as the Company decides on a course of actions in relation to the Bankruptcy proceeding of FACT. Shareholder equity could be effected in a material adverse manner depending on the progress and outcome of the FACT Bankruptcy proceedings.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         NONE

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

===============================================================================









                       FIRST CAPITAL RESOURCES.COM, INC.
                                AND SUBSIDIARIES
                       CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 1999
                       AND FOR THE PERIOD FROM INCEPTION
                    (OCTOBER 21, 1998) TO DECEMBER 31, 1998









===============================================================================

C O N T E N T S
                                                                      Page
-------------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT                                            1

CONSOLIDATED FINANCIAL STATEMENTS

           Balance Sheets                                               2

           Statements of Operations                                   3 - 4

           Statements of Changes in Deficiency in Assets                5

           Statements of Cash Flows                                     6

           Notes to Financial Statements                              7 - 19

SUPPLEMENTARY SCHEDULE

           Schedule II - Valuation and Qualifying Accounts             S-1

INDEPENDENT AUDITORS' REPORT
===============================================================================


Board of Directors and Stockholders
First Capital Resources.Com, Inc.
Clearwater, Florida


We have audited the accompanying consolidated balance sheets of First Capital Resources.Com, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in deficiency in assets and cash flows for the year ended December 31, 1999 and for the period from inception (October 21, 1998) to December 31, 1998. Our audits also included the financial statement schedule listed in the Table of Contents as Schedule II for the year ended December 31, 1999. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Capital Resources.Com, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the year ended December 31, 1999 and for the period from inception (October 21, 1998) to December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company has sustained substantial operating losses and negative cash flows from operations since inception and the Company's 81.42% Parent has filed for bankruptcy. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company can not continue in existence.




                                              KAUFMAN, ROSSIN & CO.

                                             /s/ Kaufman, Rossin & Co.

Miami, Florida
February 18, 2000

FIRST CAPITAL RESOURCES.COM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998

===========================================================================================

ASSETS                                                             1999              1998
===========================================================================================

FINANCE RECEIVABLES (NOTE 5)                                  $ 2,040,565       $   475,095

CASH                                                              596,515           121,709

LOANS RECEIVABLE (NOTE 6)                                         522,329                --

PROPERTY AND EQUIPMENT (NOTE 7)                                    20,450           274,964

REAL ESTATE HELD FOR SALE (NOTE 7)                                171,000           300,000

OTHER ASSETS                                                       73,274            66,034
-------------------------------------------------------------------------------------------

      TOTAL ASSETS                                            $ 3,424,133       $ 1,237,802
===========================================================================================

LIABILITIES AND DEFICIENCY IN ASSETS
===========================================================================================
LIABILITIES
      Accounts payable and other liabilities                  $   168,655       $        --
      Due to Parent (Note 8)                                    5,288,832         1,047,752
      Note payable (Note 9)                                       188,880           196,600
-------------------------------------------------------------------------------------------
                Total liabilities                              $5,646,367         1,244,352
-------------------------------------------------------------------------------------------
COMMITMENTS (NOTE 11)

DEFICIENCY IN ASSETS
      Common stock, $0.001 par value; 100,000,000 shares
         authorized, 11,300,000 and 10,000,000
         issued and outstanding, respectively                      11,300            10,000
      Additional paid-in capital                                1,950,908            (9,000)
      Deficit                                                  (4,184,442)           (7,550)
-------------------------------------------------------------------------------------------
                Total deficiency in assets                     (2,222,234)           (6,550)
-------------------------------------------------------------------------------------------

      TOTAL LIABILITIES AND DEFICIENCY IN ASSETS              $ 3,424,133       $ 1,237,802
===========================================================================================



                            See accompanying notes.

FIRST CAPITAL RESOURCES.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 1999 AND FOR THE PERIOD
FROM INCEPTION (OCTOBER 21, 1998) TO DECEMBER 31, 1998

===========================================================================================

                                                                   1999              1998
===========================================================================================
INTEREST
      Interest, fees and discount accretion income            $ 1,215,290       $    22,000
      Interest expense                                           (329,459)             (195)
-------------------------------------------------------------------------------------------
           Net interest income                                    885,831            21,805

PROVISION FOR CREDIT LOSSES ON FINANCE RECEIVABLES             (1,682,566)               --
-------------------------------------------------------------------------------------------

NET INTEREST INCOME (LOSS) AFTER PROVISION FOR CREDIT LOSSES     (796,735)           21,805
-------------------------------------------------------------------------------------------

OTHER INCOME
      Sales of automobiles                                        367,067                --
      Fee income                                                  181,136                --
      Inventory control services income                           132,692                --
      Other interest income                                        43,862                --
      Other income                                                 61,575                --
-------------------------------------------------------------------------------------------
           Total other income                                     786,332                --
-------------------------------------------------------------------------------------------

OPERATING AND OTHER EXPENSES
      Provision for credit losses on loans receivable
           and prepaid compensation (Notes 6 and 8)             1,632,341                --
      Loss on disposals and impairment of property
           and equipment                                          494,705                --
      Consulting services                                         434,341             5,315
      Cost of automobiles sold                                    337,960                --
      Salaries and wages                                          286,860                --
      Cost of repossessions                                       219,626                --
      Professional fees                                           168,516             2,000
      Other operating expenses                                    373,693            23,372
-------------------------------------------------------------------------------------------
           Total operating and other expenses                   3,948,042            30,687
-------------------------------------------------------------------------------------------

LOSS FROM CONTINUING OPERATIONS, BEFORE INCOME TAX BENEFIT     (3,958,445)           (8,882)

INCOME TAX BENEFIT                                                     --             1,332
-------------------------------------------------------------------------------------------

LOSS FROM CONTINUING OPERATIONS                                (3,958,445)           (7,550)
-------------------------------------------------------------------------------------------

DISCONTINUED OPERATIONS (NOTE 4)
      Loss from operations of discontinued retail car
           lot and telemarketing division, net of
           income tax benefit of $0                               (27,057)               --
      Loss on disposal of retail car lot and telemarketing
           division, net of income tax benefit of $0             (191,390)               --
-------------------------------------------------------------------------------------------
           Loss from discontinued operations                     (218,447)               --
-------------------------------------------------------------------------------------------

NET LOSS                                                      $(4,176,892)      $    (7,550)
===========================================================================================



                            See accompanying notes.

FIRST CAPITAL RESOURCES.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
YEAR ENDED DECEMBER 31, 1999 AND FOR THE PERIOD
FROM INCEPTION (OCTOBER 21, 1998) TO DECEMBER 31, 1998

============================================================================================

                                                                   1999              1998
============================================================================================
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                   10,975,000       10,000,000
============================================================================================

NET LOSS PER SHARE:
      From continuing operations                                    $(0.36)          $(0.00)
      From discontinued operations                                   (0.02)               -
---------------------------------------------------------------------------------------------

           Total loss per share                                     $(0.38)          $(0.00)
============================================================================================



                            See accompanying notes.

FIRST CAPITAL RESOURCES.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIENCY IN ASSETS
YEAR ENDED DECEMBER 31, 1999 AND FOR THE PERIOD
FROM INCEPTION (OCTOBER 21, 1998) TO DECEMBER 31, 1998

=================================================================================================================================
                                                                                  Additional
                                                       Number        Common        Paid-in
                                                     of shares        Stock        Capital           Deficit            Total
=================================================================================================================================

Issuance of common stock                            10,000,000      $10,000      $    (9,000)      $        --       $     1,000

Net loss                                                    --           --               --            (7,550)           (7,550)
---------------------------------------------------------------------------------------------------------------------------------

Balance at January 1, 1999                          10,000,000       10,000           (9,000)           (7,550)           (6,550)

Acquisition of net assets of First Capital
      Resources.Com (Note 2)                         1,300,000        1,300               --                --             1,300

Contributed capital                                         --           --        1,651,000                --         1,651,000

Imputed interest on advances from Parent (Note 8)           --           --          308,908                --           308,908

Net loss                                                    --           --               --        (4,176,892)       (4,176,892)
---------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999                        11,300,000      $11,300      $ 1,950,908       $(4,184,442)      $ 2,222,234
=================================================================================================================================



                            See accompanying notes.

FIRST CAPITAL RESOURCES.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 1999

===================================================================================================================================

                                                                                                        1999              1998
===================================================================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                                       $(4,176,892)      $(  7,550)
-----------------------------------------------------------------------------------------------------------------------------------
      Adjustments to reconcile net loss to net cash
           provided by (used in) operating activities:
           Depreciation                                                                                    5,425          15,472
           Imputed interest on advances from Parent                                                      308,908              --
           Provision for credit losses on finance receivables                                            550,675              --
           Provision for credit losses on loans receivables
                and prepaid compensation                                                               1,402,700              --
           Loss on impairment                                                                            129,000              --
           Loss on disposal of property and equipment                                                    559,844              --
           Increase in other assets                                                                      (72,780)         (1,332)
           Increase in accounts payable                                                                  168,655              --
-----------------------------------------------------------------------------------------------------------------------------------
                Total adjustments                                                                      3,052,427          14,140
-----------------------------------------------------------------------------------------------------------------------------------
                     Net cash provided by (used in) operating activities                              (1,124,465)          6,590
-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Cash paid for purchase of assets of American Marketing of South Florida                           (100,000)             --
      Capital expenditures                                                                               (62,899)       (290,436)
      Purchase of finance contracts                                                                   (2,611,849)        (44,702)
      Proceeds from the repayment of finance contracts                                                   564,180              --
      Increase in floor plan receivables                                                              (1,860,327)       (475,095)
-----------------------------------------------------------------------------------------------------------------------------------
                     Net cash used in investing activities                                            (4,070,895)       (810,233)
-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net amounts advanced by Parent                                                                   5,288,832         924,352
      Principal paydowns on note payable                                                                  (7,720)             --
      Proceeds from the issuance of common stock                                                              --           1,000
      Capital contributed by shareholders                                                                389,054              --
-----------------------------------------------------------------------------------------------------------------------------------
                     Net cash provided by financing activities                                         5,670,166         925,352
-----------------------------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH                                                                                     474,806         121,709

CASH - BEGINNING OF YEAR                                                                                 121,709              --
-----------------------------------------------------------------------------------------------------------------------------------

CASH - END OF YEAR                                                                                   $   596,515       $ 121,709
===================================================================================================================================

      Supplemental Disclosures of Non-Cash Transactions:
-----------------------------------------------------------------------------------------------------------------------------------

      Land and building acquired from Parent Company, net of related mortgage of $196,600 in
           exchange for debt                                                                         $        --       $ 103,400
===================================================================================================================================

      Note receivable assigned by Parent Company, in exchange for debt                               $        --       $  20,000
===================================================================================================================================

      Conversion of debt owed to Parent                                                              $ 1,047,752       $      --
===================================================================================================================================

      Finance contracts contributed to capital                                                       $    79,292       $      --
===================================================================================================================================

      Property and equipment contributed to capital                                                  $   134,902       $      --
===================================================================================================================================

      Interest paid                                                                                  $    20,551       $      --
===================================================================================================================================

      Note receivable obtained in exchange for assets of Carnet                                      $    80,000       $      --
===================================================================================================================================

FIRST CAPITAL RESOURCES.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
===============================================================================
NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES
===============================================================================

         CONSOLIDATION

         The consolidated financial statements include the accounts of First Capital Resources.Com, Inc. and its Subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated in consolidation.

         BUSINESS ACTIVITY

         The Company operates as a consumer finance company specializing in the purchase and servicing of sub-prime automobile loans and as a commercial finance company providing fee based floor plan lending to pre-owned automobile dealerships throughout South Florida. Consumers comprising the automobile loan finance receivables generally would not be expected to qualify for traditional financing such as that provided by commercial banks or automobile manufacturer's captive finance companies. During 1999, the Company also owned and operated a pre-owned automobile dealership which was discontinued in 1999 (see
         Note 4). Automobile loans and floor plan lending activities represented approximately 60% and 40% of interest and discount accretion income respectively for the period ended December 31, 1999, and floor plan lending activities resulted in all of the fee income. For the period from inception (October 21, 1998) to December 31, 1998, all interest and fee income is related to floor plan lending activities.

         Although not its principal business activity, the Company has provided inventory control services and other non-traditional funding services, principally unsecured lending to a certain yacht brokerage company and unsecured lending to certain of its dealership customers.

         CONCENTRATIONS

         Seven customers comprised the total balance in floor plan receivables and two customers accounted for approximately 67% of floor plan receivables at December 31, 1999.

         The Company provides floor plan financing to, and acquires finance contracts from a network of automobile dealers located primarily in South Florida. Substantially all underlying borrowers are also located in this geographic area. Exposure to losses on contracts varies by borrower. The Company monitors exposure to credit losses and maintains allowances for anticipated losses, which management considers to be appropriate under the circumstances.

         The Company, from time to time, maintains deposits with financial institutions in excess of federally insured limits.

===============================================================================
NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (Continued)
===============================================================================

         USE OF ESTIMATES

         The accounting and reporting policies of the Company are in conformity with generally accepted accounting principles and general practices within the finance industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses for the periods presented. Actual results could differ from those estimates.

         The allowance for credit losses is an estimate which is established through charges to earnings. Loans which are determined to be uncollectible are charged against the allowance and any subsequent recoveries are credited to the allowance. The allowance for credit losses is maintained at an amount considered by management to be adequate to absorb potential credit losses based upon an evaluation of known and inherent risks in the portfolios. Management's periodic evaluation takes into consideration both the timing and severity of losses experienced by both the Company and the industry. Future adjustments to the reserve may be necessary if conditions differ substantially from the assumptions used in making the evaluation. Given the nature of lending activities, it is reasonably possible the Company's estimate of the allowance for credit losses could materially change in the near future.

         The reserve for uncollectible loans receivable is an estimate which was established through charges to earnings upon evaluation of the outstanding loans receivable at December 31, 1999. Management's judgement in determining the adequacy of this reserve was based upon several factors which include, but are not limited to, the nature of the loans receivable, the availability of collateral, the financial strength of each respective debtor, and the ability of the Company to effectuate collection of the loans receivable. It is reasonably possible the Company's estimate of the reserve for non-collectible loans receivable could materially change in the near future.

         The Company has recorded a deferred tax asset of approximately $1,572,600 resulting from the benefit of approximately $2,224,000 in net operating loss carryforwards and $1,950,000 of other temporary differences related to allowances for credit losses. Realization of this asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Management believes, based upon the short operating period of the Company and the bankruptcy of the 81.42% Parent of the Company (see Note 3), among other things, the uncertainty of generating taxable income is such that it is more likely than not that none of the deferred tax asset will be realized, and accordingly has established a valuation allowance of 1,572,600 fully offsetting this asset. It is reasonably possible the Company's estimate of realizability of the deferred tax asset could materially change in the near term.

===============================================================================
NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (Continued)
===============================================================================

         REVENUE RECOGNITION

         Interest income on automobile loans consists of both contractual interest and purchase discount accretion and is recognized over the contractual term of the finance contracts using the interest method. Purchase discount represents the differential, if any, between the amount financed on a loan contract and the price paid by the Company to acquire the loan contract, net of any acquisition costs.

         Accrual of interest income ceases at the earlier of when a contract becomes delinquent by 60 days or the underlying collateral is repossessed. At December 31, 1999, the Company had approximately $175,000 in non-accrual finance contracts. Interest income that would have been recorded if such loans were performing in accordance with their terms was approximately $73,000 for the period ended December 31,1999.

         Interest income on fee based floor plan lending consists principally of administration and floor fee income earned on short duration (less than 30 day) advances to dealerships. Typically, these fees are received in advance, are non-refundable and are recognized upon receipt.

         AUTOMOBILE FINANCE RECEIVABLES

         The Company purchases finance contracts from pre-owned automobile dealerships at discounts based on, among other things, the credit risk of the borrower. Principally all automobile finance receivables are collateralized by motor vehicles. The purchase discount is amortized as an adjustment to the yield of the related finance contracts over the contractual life of the related loans.

         As part of the Company's financing program with dealers, agreements are entered into whereby holdbacks are established to protect the Company from potential losses. Pursuant to the agreements, when the Company acquires contracts, it withholds a portion of the proceeds from the dealers to absorb credit losses. Holdback amounts are refunded to the dealers if the contract performs throughout its term.

         In cases where the dealers holdbacks are not adequate to cover potential losses, the Company establishes an allowance for losses by charging a provision against earnings.

         FLOOR PLAN RECEIVABLES

         According to floor plan financing agreements, amounts advanced to dealerships on floor plan receivables are collateralized by each dealerships' automobile inventory and dealer bonds; however, in substantially all cases where dealerships have defaulted on repayment, the Company has not been successful in effectuating collection through repossession or execution on bonds.

===============================================================================
NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (Continued)
===============================================================================

         IMPAIRMENT OF LOANS

         The Company has adopted Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan. This standard addresses the accounting for the impairment of certain loans when it is probable that all amounts due pursuant to the contractual terms of the loan will not be collected.

         Under the provisions of this standard a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Individually identified impaired loans are measured based on the present value of payments expected to be received, using the historical effective loan rate as the discount rate. Alternatively, measurement may also be based on observable market prices, or for loans that are solely dependent on the collateral for repayment, measurement may be based on the fair value of the collateral. Loans that are to be foreclosed are measured based on the fair value of the collateral. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance is required as a component of the allowance for loan losses. Changes to the valuation allowance are recorded as a component of the provision for loan losses.

         PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally on the straight-line method over the estimated useful lives of the assets as follows:

         Equipment                                                 3 - 5 years

         Expenditures for major betterments and additions are charged to the asset accounts while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets are charged to expense currently.

         IMPAIRMENT OF LONG-LIVED ASSETS

         Statement of Financial Accounting Standards No. 121 "Impairment of Long-Lived Assets and Assets to be Disposed of", requires that long-lived assets and certain identifiable intangibles that are used in operations be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets might not be recoverable.

         At December 31, 1999, the Company committed to a plan to sell a building and land located in Lake Worth, Florida which is included in the identifiable assets of the finance company segment (Note 3). This property is encumbered by a note payable (see Note 9). The Company has recorded an impairment loss of approximately $129,000 as a result of the carrying amount exceeding the fair value (as determined by a recent appraisal) of the land and building adjusted for estimated selling costs. The impairment loss is included as a component of loss on disposal of property and equipment, in the accompanying statements of operations.

===============================================================================
NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (Continued)
===============================================================================

         INCOME TAXES

         Deferred income taxes are provided for the estimated tax effect of temporary differences between financial and taxable income. These differences result primarily due to depreciation and net operating loss carryforwards. The effective tax rate differed from maximum statutory rates due primarily to the change in the valuation allowance.

         NET LOSS PER SHARE

         The Company applies Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128). Net loss per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reported periods.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying values of cash, accounts payable and other liabilities and notes payable approximate their fair values due to the short maturity of these instruments.

         The fair value of loans receivable is determined by calculating the present value of each loan by a current market rate of interest for a similar loan as compared to the stated rate of interest. The difference between fair value and carrying value is not deemed to be significant. Due to parent is due upon demand and its fair value approximates its carrying value.

         YEAR 2000 UNCERTAINTIES

         Although the Company has not identified any computer system or program problems, there is still a possibility that at some time during the Year 2000 their computer systems and programs, as well as equipment that uses embedded computer chips, may be unable to distinguish between the years 1900 and 2000. This may create system errors and failures resulting in the disruption of normal business operations. Although it is unlikely, there may be some third parties, such as governmental agencies, utilities, telecommunication companies, vendors and customers that at times may not be able to continue business with the Company due to their own Year 2000 problems.

         NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS No. 133 requires Companies to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the rights and obligations under the applicable derivative contract. The adoption of this pronouncement did not materially affect the Company's results of operations, financial position or cash flows.

===============================================================================
NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (Continued)
===============================================================================

         RECLASSIFICATIONS

         Certain amounts in the 1998 financial statements have been reclassified to conform to 1999 presentation.

===============================================================================
NOTE 2.  RECAPITALIZATION
===============================================================================

         Prior to April 1, 1999, the Company acted as a public shell company, with no significant operations, assets or liabilities. On April 1, 1999, pursuant to a Stock Purchase Agreement, Fact South, LLC, a Florida limited liability corporation ("FACT South"), acquired 10,000,000 shares (82.50%) of the Company's common stock in exchange for all of the issued and outstanding shares of capital stock of Affordable Dealer Services, Inc. (Affordable), Southeast Acceptance, Inc. (Southeast) and Carnet, Inc. (Carnet). First American Capital Trust (FACT), a Florida business trust is a 92% member in Fact South. Subsequent to this reverse merger transaction, FACT held effective beneficial ownership of 81.42% of the common stock of the Company and is considered to be the Parent. This merger was treated for accounting purposes as a capital transaction equivalent to the issuance of stock by the Company for the net monetary assets of the public shell, accompanied by a recapitalization.

===============================================================================
NOTE 3.  GOING CONCERN
===============================================================================

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has sustained substantial operating losses and negative cash flows from operations since inception and in September 1999, FACT filed for relief from creditors under Chapter 11 of the United States Bankruptcy Code. Although the Company has not filed for bankruptcy protection, it is reasonably possible that FACT, the principal source of liquidity for the Company, may not provide additional capital to the Company and/or may demand repayment of amounts due to it by the Company. Further, the creditors of FACT or the United States Bankruptcy Court could opt to liquidate FACT's assets, including the Company and cause the Company to cease its operations.

         The management of the Company, along with the management and advisers of FACT and the creditors of FACT are currently attempting to develop and submit a joint plan of reorganization to the bankruptcy court (the
         Plan). If an agreement is reached by the parties, it is anticipated that the Plan will address the future organization and business of the Company. The Plan is currently in the formative stages and whether an agreement can be reached and its ultimate effect on the Company can not be predicted at this time.

===============================================================================
NOTE 4.  DISCONTINUED OPERATIONS
===============================================================================

         During 1999, the Company discontinued the operations of two separate segments of its business. One, operating under the name American Marketing of South Florida (American), was a telemarketing business, the other, operating under the name Carnet, was a used car dealership.

         AMERICAN

         On July 1, 1999, the Company agreed to acquire the operations and substantially all of the operating assets of American in exchange for $100,000 cash and 82,500 shares of the Company's common stock. For several months, the Company funded losses of American while trying to restructure the management and operations of American. The Company was not successful in achieving profits and on December 30, 1999 (Measurement Date) American's operations were discontinued. At December 31, 1999, American has no significant assets remaining and approximately $56,000 in liabilities which does not include any amounts sought from the Company in a litigation with the seller (see
         Note 12). For the period from July 1, 1999 through the measurement date, American's operations were as follows:

         Revenues                                                 $ 155,957
         Operating expenses                                        (274,379)
         -------------------------------------------------------------------

         Net loss                                                 $(118,422)
         ===================================================================

         In connection with the acquisition of American, the Company did not issue 82,500 shares of its common stock due under the asset purchase agreement, citing breach of that agreement by the seller. This matter is currently in litigation (See Note 12).

         CARNET

         Effective July 5, 1999, the Company sold the operations and certain assets of Carnet to an unrelated third party (the Acquirer) in exchange for an $80,000 note receivable. The assets were sold at the Company's book value and, accordingly, no gain or loss was recognized on the transaction. The $80,000 note receivable was to bear interest at 10% and called for monthly interest only payments of $2,029 for the first year and monthly principal and interest payments of $2,029 over the next 48 months. Shortly after this sale, the Acquirer defaulted on the note and the Company has recovered automobile inventory with a value of $36,547. Accordingly, the Company has established a reserve of $43,453 against this note and charged off that amount to the provision for credit losses on loans receivable and prepaid compensation in the accompanying statement of operations.

         For the period from January 1, 1999 to July 5, 1999 Carnet's operations resulted in the following:

         Revenues                                                  $ 368,543
         Operating expenses                                         (485,030)
         --------------------------------------------------------------------

         Net loss                                                  $(116,487)
         ====================================================================

===============================================================================
NOTE 4.  DISCONTINUED OPERATIONS (Continued)
===============================================================================

         At December 31, 1999, the $36,547 in recovered automobile inventory is included in other assets. There are no other significant assets or liabilities related to Carnet.

===============================================================================
NOTE 5.  FINANCE RECEIVABLES
===============================================================================

         Finance receivables at December 31 consisted of the following:

                                                     1999             1998
         ======================================================================

         Automobile finance receivables           $ 2,163,965     $         --
         Less: unearned interest                     (514,211)              --
         ----------------------------------------------------------------------
         Principal balance                          1,649,754               --
         Less: purchase discounts                    (437,489)              --
         ----------------------------------------------------------------------
         Total automobile finance receivables       1,212,265               --
         Floor plan finance receivables             1,378,975          475,095
         ----------------------------------------------------------------------
         Total finance receivables                  2,591,240          475,095
           Allowance for credit losses               (550,675)              --
         ----------------------------------------------------------------------

         Finance receivables, net                 $ 2,040,565     $    475,095
         ======================================================================

         Changes in the allowance for credit losses were as follows:

         Balance - January 1, 1999                                $         --
         Provisions charged to operations                            1,682,566
         Finance contracts charged off                              (1,131,891)
         ----------------------------------------------------------------------

         Balance - December 31, 1999                              $    550,675
         ======================================================================

         At December 31, 1999, contractual maturities of automobile finance receivables were as follows:

         2000                                                     $    817,468
         2001                                                          763,024
         2002                                                          471,643
         2003                                                           87,958
         2004                                                           14,273
         Thereafter                                                      9,599
         ----------------------------------------------------------------------
                                                                  $  2,163,965
         ======================================================================


         The contractual maturities of the finance contracts generally range from one to four years from the balance sheet date. It is the Company's experience that a portion of the finance contracts generally will be repaid or charged off before the contractual maturity date. Accordingly, the above is not to be regarded as a forecast of the timing of future cash collections.

=================================================================================================
NOTE 6.  LOANS RECEIVABLE
=================================================================================================
         Loans receivable at December 31, 1999 consisted of the following:

         Loan receivable under a one-year participation agreement with a pre-owned automobile dealership; which bears interest at 17% per annum; is payable June 7, 2000 and is collateralized by the underlying
         installment loan contracts                                                  $   500,000

         8.25% advances receivable from a pre-owned automobile dealership, and
         is collateralized by a second mortgage                                           22,329
         ----------------------------------------------------------------------------------------
         Loans receivable                                                                522,329
         ----------------------------------------------------------------------------------------


         10% unsecured note receivable due from a yacht brokerage company,
         interest due monthly, principal due September 2002                            1,000,000

         Non-interest bearing advance receivable due from a former officer and
         director, unsecured                                                             135,000

         Non-interest bearing loans receivable from a former officer,
         unsecured, due on demand                                                         67,572

         Non-interest bearing loan receivable due from a former director,
         unsecured                                                                        70,000

         10% loan receivable from a former officer's wife, unsecured, due on
         demand                                                                           58,000

         10% receivable due from the acquirer of Carnet, unsecured                        43,453

         12% non-interest bearing loans receivable from a former officer,
         unsecured                                                                        16,950

         18% advances receivable from a pre-owned automobile dealership,
         unsecured                                                                        11,725
         ----------------------------------------------------------------------------------------
         Loans receivable, fully reserved                                              1,402,700
         Less allowance for losses on loans receivable                                (1,402,700)
         ----------------------------------------------------------------------------------------
                                                                                     $   522,329
         ========================================================================================


=================================================================================================
NOTE 7.  PROPERTY AND EQUIPMENT AND REAL ESTATE HELD FOR SALE
=================================================================================================

         Property and equipment at December 31 consisted of the following:

                                                                         1999             1998
=================================================================================================

         Equipment                                                    $ 25,059       $    43,436
         Software                                                            -           247,000
         Less accumulated depreciation                                  (4,609)          (15,472)
=================================================================================================

                                                                      $ 20,450       $   274,964
=================================================================================================


         Depreciation expense amounted to $5,425 and $15,472 for the periods ended December 31, 1999 and 1998, respectively.

===============================================================================
NOTE 6.  LOANS RECEIVABLE (Continued)
===============================================================================

         REAL ESTATE HELD FOR SALE

         Effective December 31, 1998, without prior written consent from the mortgagee, land and a building were transferred to the Company from an entity related by virtue of common control via a Quitclaim Deed. Additionally, the related mortgage has been assumed by the Company (see Note 9). Because consent for the transfer was not obtained from the mortgagee, the debt may be callable by the mortgagee. This land and building are not used in the operations of the Company, and are included in real estate held for sale in the accompanying consolidated balance sheet.

===============================================================================
NOTE 8.  RELATED PARTY TRANSACTIONS
===============================================================================

         FUNDING

         Since the inception of the Company's operating subsidiaries, the Company has received substantial funding from FACT. As of December 31, 1999, approximately $9,148,000 has been infused by FACT into the Company, either through advances or capital contributions. Of this amount, the Company has recorded cash disbursements of approximately $2,715,000 as repayments of advances to FACT. However, these amounts were not returned to FACT, but were actually paid to an individual who is the former CEO and President of the Company and a former Trustee of FACT, at the direction of this individual. FACT is currently seeking repayments of these amounts from this individual.

         Effective January 1, 1999, advances due to FACT of $1,047,752 were contributed to capital. At December 31, 1999 advances due to FACT aggregated $5,288,832 and are reflected as Due to Parent. These advances are non-interest bearing and are due on demand. The Company has imputed an interest rate of 9.75% per annum on these advances resulting in interest expense and additional paid-in capital of $308,908.

         SOFTWARE

         During 1998, the Company paid approximately $247,000 to its former CEO and President for software developed by this individual. The Company discontinued use of this software in 1999 and charged off the remaining unamortized balance.

         PREPAID COMPENSATION

         During 1999, the Company paid $292,096 of compensation to former officers in advance of services rendered. As all these individuals are no longer employed by the Company, the Company intends to pursue collection of all unearned amounts. To date no prepaid compensation has been returned to the Company and the Company has therefore established a reserve for non-collectibility of these advances in the same amount.

===============================================================================
NOTE 9.  NOTE PAYABLE
===============================================================================

         Note payable at December 31, 1999 and 1998 consists of a mortgage note payable to an individual with an original balance of $210,000. The note bears interest at 10% per annum and requires monthly principal and interest payments of $2,257 until December 2001, whereupon the note is due with a balloon payment of $170,765. This mortgage is collateralized by the Company's real estate held for sale and is personally guaranteed by the former CEO and President of the Company.

         Aggregate maturities of this note are scheduled as follows:

          2000                                                   $     8,583
          2001                                                       180,297
          ---------------------------------------------------------------------

                                                                 $   188,880
          =====================================================================

===============================================================================
NOTE 10. INCOME TAXES
===============================================================================

         The components of the income tax benefit for the year ended December 31, 1999 are as follows:

         Deferred tax assets                                     $ 1,572,000
         Change in valuation allowance                            (1,572,000)
         ----------------------------------------------------------------------

         Income taxes                                            $         -
         ======================================================================

         The differences between the income tax benefit and the amount computed by applying the federal statutory income tax rate of 34% to loss from continuing operations and loss from discontinued operations are as follows:

         Tax benefit at U.S. statutory rates                     $(1,342,000)
         State Tax Benefit                                          (230,000)
         Change in valuation allowance                             1,572,000
         ----------------------------------------------------------------------

         Income tax benefit                                      $         -
         ======================================================================

         At December 31, 1999, the Company had deferred tax assets of approximately $1,572,000, principally from net operating loss carryforwards and allowances for credits losses. The deferred tax assets are offset by a valuation allowance in the same amount.

         Deferred tax assets, net of a valuation allowance, are recorded when management believes it is more likely than not that tax benefits will be realized. The change in the valuation allowance was based upon the consistent application of management's valuation procedures and current circumstances surrounding its future realization.

         The Company and its subsidiaries file consolidated income tax returns. As of December 31, 1999, the Company had consolidated net operating loss carryforwards of approximately $2,224,000 that will expire in 2019.

===============================================================================
NOTE 11. COMMITMENTS
===============================================================================

         The Company leased its office and warehouse facilities under two separate non-cancelable operating leases. The Company is currently negotiating with its landlord to cancel the remaining terms of these leases, as it is no longer operating at any of these facilities. The future minimum payments under these leases are as follows:

          2000                                                   $  55,458
          2001                                                       4,110
          ---------------------------------------------------------------------

                                                                 $  59,568
         ======================================================================

         Total rent expense amounted to $48,356 and $3,180 in 1999 and 1998, respectively.

===============================================================================
NOTE 12. LITIGATION
===============================================================================

         In connection with the acquisition of certain assets and operations of American (see Note 4), the sellers of American have filed a complaint against the Company citing that the Company breached its agreement with the sellers by failing to issue 82,500 shares of the Company's common stock to the sellers. The parties involved are currently negotiating a settlement of the matter, and although the ultimate outcome can not be predicted at this time, this litigation is not expected to have a material impact to the Company.

===============================================================================
NOTE 13. SEGMENT INFORMATION
===============================================================================

         The Company principally operates as a finance company and a used car dealership. The finance segment purchases automobile finance contracts from pre-owned automobile dealerships and finances dealership floor plans loans, while the used car dealership segment sells used automobiles, vans and light trucks to consumers. Additionally, the Company operated a telemarketing business during 1999. The used car segment was sold on July 5, 1999 (see Note 4). The Company's telemarketing segment primarily telemarketed mortgage and other types of loans. The telemarketing segment was disposed on December 30, 1999 (see Note 4). Revenues, operating losses, net losses and identifiable assets for 1999 were as follows.

         Net Interest Income
             Finance                                               $  885,831
             Used car                                                       -
             Telemarketing                                                  -
          --------------------------------------------------------------------
                                                                      885,831
          --------------------------------------------------------------------

===============================================================================
NOTE 13. SEGMENT INFORMATION (Continued)
===============================================================================

         Other Revenues
            Finance                                                   261,832
            Used car                                                  368,543
            Telemarketing                                             155,957
         ----------------------------------------------------------------------
                                                                      786,332
         ----------------------------------------------------------------------

         Loss from continuing operations
            Finance                                                (3,723,536)
            Used car                                               (  116,487)
            Telemarketing                                          (  118,422)
         ----------------------------------------------------------------------
                                                                   (3,958,445)
         ----------------------------------------------------------------------

         Net loss
            Finance                                                (3,723,536)
            Used car                                               (  174,982)
            Telemarketing                                          (  278,374)
         ----------------------------------------------------------------------
                                                                   (4,176,892)
         ----------------------------------------------------------------------

         Identifiable assets
            Finance                                                 3,386,976
            Used car                                                   36,548
            Telemarketing                                                 609
         ----------------------------------------------------------------------
                                                                    3,424,133
         ----------------------------------------------------------------------

         For the period from inception (October 21, 1998) through December 31, 1998, the Company operated only in one segment, as a finance company.

===============================================================================
NOTE 14. SIGNIFICANT FOURTH QUARTER ADJUSTMENTS
===============================================================================

         At December 31, 1999, the Company considered all available evidence, both positive and negative, and determined an additional reserve for doubtful accounts relating to finance receivables and loans receivables was needed. Accordingly, the Company increased their allowance for doubtful accounts resulting in additional provision for doubtful accounts of approximately $2,932,000.

         The Company accrued approximately $76,000 in additional professional fees and the Company also recorded approximately $652,000 related to losses incurred as a result of disposal of certain assets.

         The Company imputed interest of $308,908 on advances from its ultimate parent company.

         The effect of the above adjustments increased the net loss by approximately $3,969,000.

===============================================================================

                             SUPPLEMENTARY SCHEDULE

===============================================================================

        SUPPLEMENTAL SCHEDULE

FIRST CAPITAL RESOURCES.COM, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEAR ENDED DECEMBER 31, 1999

===================================================================================================================================
Column A                                                   Column B               Column C            Column D           Column E
--------                                                   --------               --------            --------           --------

                                                          Balance at             Additions                              Balance at
Description                                            beginning of year     charged to expense      Deductions         end of year
===================================================================================================================================
Allowance for credit losses on finance receivables          $  -                $ 1,682,566         $ 1,131,891         $   550,675

Allowance for losses on loans receivable                    $  -                $ 1,402,700         $         -         $ 1,402,700

Allowance for losses on prepaid compensation                $  -                $   292,096         $         -         $   292,096


Notes:

(1) Schedule I is not required as the Company does not have restricted net assets in consolidated subsidiaries that exceed 25% of consolidated net assets.

(2) Schedules III and IV are not required as the acquiring and holding of real estate for investment purposes does not constitute a substantial portion of the Company's business.

(3) Schedule V is not required as the Company does not have reserves for unpaid property-casualty claims.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         During the year ended December 31, 1999, there were no disagreements with the Company's accountants on accounting and financial disclosure practices.

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

Name                 Age    Position                           Director Since
----                 ---    --------                           --------------

Derri L. Davisson    42     President and Director             October 27, 1999

J. Stephen Miller    49     Secretary/Treasurer and Director   October 27, 1999

         Derri L. Davisson has been President and a Director of the Company since October 27, 1999. She has also been Vice President, Operations, of First American Capital Trust ("FACT"), the Company's ultimate majority stockholder, since December 1998, and Co-Trustee of the FACT since September 1999. Ms. Davisson was the Corporate Paralegal and Systems Manager for FACT for several years prior to becoming Vice President at the end of 1998.

         J. Stephen Miller has been Secretary/Treasurer and a Director of the Company since October 27, 1999, and Co-Trustee of FACT since September 1999 . He has also served as Chief Financial Officer of FACT since December 1998. Prior to becoming CFO, Mr. Miller was a staff accountant with FACT from 1996 through 1998.


ITEM 11.  EXECUTIVE COMPENSATION.

         The Company has made no arrangements for the remuneration of its existing officers and directors, except that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on the Company's behalf. There are no agreements or understandings with respect to the amount or remuneration that officers and directors are expected to receive in the future. Management takes no salaries from the Company and does not anticipate receiving any salaries in the foreseeable future.

         NAME AND PRINCIPAL POSITION                       YEAR        SALARY      BONUS          OTHER
         ---------------------------                       ----        ------      -----          -----

Derri Davisson (President-Director since Oct.              1999            --         --               --
27, 1999)

J. Stephen Miller (Secretary/Treasurer and
Director since Oct. 27, 1999)                              1999          1999         --               --


George Chandras (Former President of Carnet)               1999      $125,000                  $   120,000(1)

                                                           1998                     $   17,500     $   25,000

Enrique Martinez (President of Carnet and                  1999                     $   97,367     $  110,384(1)
Affordable Dealer Services, Inc.  until Dec. 15,           1998
1999)

Anthony Messuri (Chief Financial Officer until Dec         1999                     $   46,154     $   61,712(1)
15, 1999)

(1) Represents one-year salary paid in advance on September 27, 1999.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of December 31, 1999, information regarding the beneficial ownership of shares by each person known by the Company to own five percent or more of the outstanding shares, by each of the directors and by the officers and directors as a group.

                     Name and address           Number of Shares
Title of class     of beneficial owner (1)     Beneficially Owned    % Ownership
--------------     -------------------         ------------------    -----------

Common Stock       Derri Davisson (2)                 10,000,000         88.5%

Common Stock       J. Stephen Miller (2)              10,000,000         88.5%

Common Stock       FACT South, LLC (3)                10,000,000         88.5%

Common Stock       All Officers and                   10,000,000         88.5%
                   Directors as a Group (4)

         (1) Unless otherwise indicated, the address of each person is that of the Registrant at Two Prestige Place, 2650 McCormick Drive, Suite 185, Clearwater, Florida 33759.

         (2) Ms. Davisson and Mr. Miller are Directors and President and Secretary/Treasurer, respectively, of the Registrant. First American Capital Trust ("FACT"), for which both Ms. Davisson and Mr. Miller are Co-Trustees, is the beneficial holder of a majority interest in FACT South, LLC which, in turn, owns directly 10,000,000 shares (approximately 88.5%) of the Company.

         (3) FACT, for which Ms. Davisson and Mr. Miller are Co-Trustees, is the beneficial owner of a majority interest in FACT South, LLC.

         (4)      See notes (1) to (3).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company is indebted to its ultimate majority shareholder, FACT, in the amount of $5,288,832. Derri L. Davisson and J. Stephen Miller, Co-Trustees of FACT, are directors and officers of the

Company. FACT also provides management services to the Company at a cost to the Company of approximately $13,000 per month.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)(1)   Financial Statements and Financial Statement Schedules.
         - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
         Kaufman, Rossin & Co
         Consolidated Financial Statements for Year Ended December 31, 1999 and for Period from Inception (October 21, 1998) to December 31, 1998


         (a)(2)   Financial Statement Schedules
         - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
         Exhibit 27.1 provided pursuant to Item 601(c) and Table item (27) of Regulation S-K


         (a)(3)   Exhibits required by Item 601 of Regulation S-K
         - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -


         (10.1) Asset Purchase Agreement regarding American Marketing Corporation of South Florida, Inc.

         (10.2)   Promissory Note regarding loan from MidLantic Marine, Inc.

         (10.3) Participation Agreement regarding financing transaction with Mr. C's Auto Sales, Inc.

         (10.4) Form of Loan and Security Agreement in current use by Company for floor plan financing relationships

         (21)     Subsidiaries of Registrant

         (27)     Financial Data Schedule


         Reports on Form 8-K.
         - - - - - - - - - - - - - - - -

         The Company filed a Report on Form 8-K on November 4, 1999. The report disclosed the resignation of one board member and that the majority stockholder of the Company had removed the remaining sole director and elected a new board of directors for the Company. The report also disclosed that the newly elected board had removed all Company officers and appointed new officers.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          FIRST CAPITAL RESOURCES.COM, INC.

Date:  March 30, 2000    By: /s/ Derri Davisson
                            ----------------------------------------------------
                             Derri Davisson, President


Date:  March 30, 2000    By: /s/ J. Stephen Miller
                            ----------------------------------------------------
                             J. Stephen Miller, Secretary/Treasurer
                             (Chief Financial Officer and Accounting Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 30, 2000    By: /s/ Derri Davisson
                            ----------------------------------------------------
                             Derri Davisson, Director


Date:  March 30, 2000    By: /s/ J. Stephen Miller
                            ----------------------------------------------------
                             J. Stephen Miller, Director