Form 10QSB
period 2000-03-31
FIRST CAPITAL RESOURCES COM INC
filed 2000-05-15
CIK 894538

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                                   SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                                   SECURITIES
                              EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____

                        Commission File No. 33-55254-28


                       FIRST CAPITAL RESOURCES.COM, INC.
                       ---------------------------------
             (Exact name of Registrant as specified in its charter)


                 NEVADA                                       87-0438641
                 ------                                       ----------
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                     Identification Number)


     2650 McCormick Drive, Suite 185
           Clearwater, Florida                                   33759
 ----------------------------------------                      ----------
 (Address of principal executive offices)                      (Zip Code)


       Registrant's telephone number, including area code  (727) 791-6510
                                                         ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. [X] Yes    [ ] No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                Class                          Outstanding as of March 31, 2000
                -----                          --------------------------------

$.001 PAR VALUE CLASS A COMMON STOCK                 11,300,000 SHARES

                       FIRST CAPITAL RESOURCES.COM, INC.

                                     INDEX

                                                                         Page #
                                                                         ------
Part I.  Financial Information
   Item 1.  Financial Statements
     Condensed consolidated balance sheet - March 31, 2000 and
         December 31, 1999                                                 3
     Condensed consolidated statements of operations - Three months
         ended March 31, 2000 and three months ended March 31, 1999        4
     Condensed consolidated statement of cash flows - Three months
         ended March 31, 2000 and three months ended March 31, 1999        5
     Notes to condensed consolidated financial statements                  6

   Item 2.  Management's Discussion and Analysis                         7 - 8

Part II.  Other Information                                                9

Signatures                                                                10

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


               FIRST CAPITAL RESOURCES.COM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                         March 31, 2000      December 31, 1999
                                                        ----------------     -----------------
                                                          (Unaudited)
ASSETS:
Finance receivables, net                                $      1,385,044     $      2,040,565
Cash and cash equivalents                                      1,420,341              596,515
Loans Receivable                                                 521,370              522,329
Property and equipment, net                                       13,751               20,450
Real Estate held for Sale                                        171,000              171,000
Other assets                                                      34,768               73,274
                                                        ----------------     ----------------

TOTAL ASSETS                                            $      3,546,274     $      3,424,133
                                                        ================     ================

LIABILITIES AND DEFICIENCY IN ASSETS:
Liabilities:
Accounts payable and other liabilities                           163,762              168,655
Notes payable                                                    186,813              188,880
Due to parent company                                          5,433,198            5,288,832
                                                        ----------------     ----------------

TOTAL LIABILITIES                                              5,783,773            5,646,367
                                                        ----------------     ----------------

Deficiency in assets:

Common stock, par value $.001 per share; 100,000,000
shares authorized, 11,300,000
shares issued and outstanding                                     11,300               11,300
Additional paid-in capital                                     1,950,908            1,950,908
Accumulated deficit                                           (4,199,707)          (4,184,442)
                                                        ----------------     ----------------

Total Deficiency in Assets                                    (2,237,499)          (2,222,234)
                                                        ----------------     ----------------

TOTAL LIABILITIES AND DEFICIENCY IN
ASSETS                                                  $      3,546,274     $      3,424,133
                                                        ================     ================



     See notes to condensed consolidated financial statements - unaudited.

               FIRST CAPITAL RESOURCES.COM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS


                                                      Three months ended      Three months ended
                                                        March 31, 2000          March 31, 1999
                                                          (Unaudited)             (Unaudited)
                                                         ------------             -----------
REVENUES:
Loan interest and fee income                             $    313,254             $   150,649
Less: Interest expense                                       (129,188)                     --
                                                         ------------             -----------

Net Interest Income                                           184,066                 150,649
                                                         ------------             -----------

Provision for credit losses                                        --                  10,000
                                                         ------------             -----------

Net interest income after provision for Credit losses         184,066                 140,649

OTHER INCOME:
Automobile Sales                                                   --                 159,318

OPERATING AND OTHER EXPENSES:
Cost of automobile sales                                           --                 124,786
Consulting fees                                               105,826                      --
G & A expenses                                                 93,505                 159,176
                                                         ------------             -----------
Total expenses                                                199,331                 283,962
                                                         ------------             -----------

Income (loss) before income taxes                             (15,265)                 16,005

Income tax expense                                                 --                  (7,350)
                                                         ------------             -----------

Net income (loss)                                             (15,265)                  8,655
                                                         ============             ===========

Earnings per share - basic and diluted                   $       0.00             $      0.01
                                                         ============             ===========

Weighted average number of shares outstanding              11,300,000               1,000,000




     See notes to condensed consolidated financial statements - unaudited.

               FIRST CAPITAL RESOURCES.COM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                      Three months ended   Three months ended
                                                                        March 31, 2000       March 31, 1999
                                                                          (Unaudited)         (Unaudited)
                                                                          -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                      $  (15,265)              8,655
                                                                          -----------         -----------
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation                                                               6,699                  --
     Imputed interest on advances from Parent                                 129,188                  --
     Accretion of discount and unearned interest on finance
       contracts                                                             (228,202)                 --
     Inventory                                                                     --            (295,450)
     Decrease in other assets                                                  38,506             (14,076)
     Decrease in accounts payable                                              (4,893)             89,303
                                                                          -----------         -----------
       Total adjustments                                                      (58,702)           (220,223)
                                                                          -----------         -----------
     Net cash used in operating activities                                    (73,967)           (211,568)
                                                                          -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property & equipment                                             --             (28,217)
   Amounts from the repayment (issuance) of loans receivable                      959            (221,524)
   Amounts from the repayment (purchase) of finance contracts                 324,778            (349,757)
   Decrease (increase) in floor plan receivables                              558,945            (642,714)
                                                                          -----------         -----------
     Net cash provided by (used in) investing activities                      884,682          (1,242,212)
                                                                          -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Amounts advanced by (repaid to) Parent Company                              15,178              (6,747)
   Repayments of long-term debt                                                (2,067)                 --
   Capital contributed by Shareholder                                              --           1,995,675
                                                                          -----------         -----------
       Net cash provided by financing activities                               13,111           1,988,928
                                                                          -----------         -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     823,826             535,148

CASH AND EQUIVALENTS - BEGINNING OF PERIOD                                    596,515             121,709
                                                                          -----------         -----------

CASH AND EQUIVALENTS - END OF PERIOD                                      $ 1,420,341         $   656,857
                                                                          ===========         ===========

Supplemental Disclosures of Non-Cash Transactions:

   Property and equipment contributed to capital                          $        --         $    68,476
                                                                          ===========         ===========

   Finance contracts contributed to capital                               $        --         $   134,902
                                                                          ===========         ===========

   Interest paid                                                          $        --         $        --
                                                                          ===========         ===========



     See notes to condensed consolidated financial statements - unaudited.

FIRST CAPITAL RESOURCES.COM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

The accompanying condensed consolidated (unaudited) financial statements of First Capital Resources.Com, Inc., have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operations for the quarter ended March 31, 2000, are not necessarily indicative of the results that can be expected for the year ended December 31, 2000.

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

The financial data at December 31, 1999 is derived from audited financial statements which are included in the Company's form 10-K and should be read in conjunction with the audited financial statements and the notes thereto.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidation - The condensed consolidated financial statements include First Capital Resources.Com, Inc., and its subsidiaries Affordable Dealer Services, Inc. (Affordable), Southeast Dealer Acceptance, Inc. (Southeast), Carnet, Inc. (Carnet) and FC Holdings Corp. All material intercompany accounts and transactions have been eliminated.


3.       GOING CONCERN UNCERTAINTIES

The Company sustained substantial operating losses and negative cash flows from operations since inception through December 31, 1999. Its majority shareholder, First American Capital Trust ("FACT") filed for relief from creditors under Chapter 11 of the United States Bankruptcy Code. Although the Company has not filed for bankruptcy protection, it is reasonably possible that FACT, the principal source of liquidity for the Company, will not provide any more capital to the Company. Further, the creditors of FACT or the United States Bankruptcy Court could opt to liquidate FACT's assets, including the Company and cause the Company to cease its operations.

The management of the Company, along with the management and advisors of FACT and the creditors of FACT are currently attempting to develop and submit a joint plan of reorganization to the bankruptcy court (the "Plan"). If an agreement is reached by the parties and the Plan is confirmed by the U.S. Bankruptcy Court, it is anticipated that the Plan will address the future organization and business of the Company. The Plan is currently in the formative stages and whether an agreement can be reached and its ultimate effect on the Company can not be predicted at this time.

4.       EARNINGS PER SHARE

Basic and diluted earnings per share was computed by dividing the net income
(loss) by the weighted average number of shares of common stock outstanding.


5.       SEGMENT INFORMATION

At March 31, 1999, the Company principally operated as a finance company and a used car dealership. The finance segment purchased automobile finance contracts from pre-owned automobile dealerships and financed dealership floor plans loans, while the used car dealership segment sold used automobiles, vans and light trucks to consumers. The used car segment was sold on July 5, 1999. At March 31, 2000, the Company only operated in one segment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated financial condition and results of operations and cash flows. The discussion should be read in conjunction with the condensed financial statements and notes thereto.


RESULTS OF OPERATIONS

Net revenues

Net interest income increased by 22.2% from $150,649 for the three month period ended March 31, 1999 to $184,066 for the three months ended March 31, 2000. The increase is due primarily to the fact that revenues from Southeast were only $14,029 for the period last year as Southeast only commenced operations on January 20, 1999 and did not start earning significant revenues until the second quarter. Southeast had net revenues of $268,141 for the three month period this year. The interest revenue in the period ended March 31, 2000 was offset by interest expense that was imputed on the intercompany loan owing from the Company to FACT.

Southeast currently has approximately 247 retail car loan accounts. These accounts are being collected and no new loans are currently being made. Accordingly revenues will remain steady for the next 2 to 3 quarters after which the revenues will start to decline until they ultimately reduce to $0 by approximately the end of next year.

Revenues from Affordable Dealer Services are also slowly declining as the amount of Dealer loans currently outstanding has fallen from approximately $1.4M at year end to approximately $790,000 at March 31, 2000. New Dealer loans are being made however at a declining rate. Accordingly net revenues from Affordable will either remain the same or slowly decline over the course of the remainder of the fiscal year.

Revenues during the period ended March 31, 1999 include $159,318 in automobile sales that were generated by the Company's subsidiary Carnet. There are no comparable revenues this year as Carnet is inactive.

Net expenses

Net expenses for the three months ended March 31, 2000 were $199,331 as compared to $283,962 for the comparable three months last year. Repossession and towing expenses have increased significantly from $0 last year to approximately $30,960 this period as the Company tries to aggressively protect and collect the value of the retail car loan portfolio. Other selling, general and administrative expenses are about the same as the comparable period last year. Included in last years operating expenses were Costs related to automobile sales in the amount of $124,786 from its Carnet subsidiary. There are no such expenses this year as Carnet's operations have been discontinued.

General & Administrative expenses are slightly higher than last year despite the fact that during the three months last year the Company had only just commenced operations and was only in a start up phase whereas during the comparable period this year the Company has been managing a full Dealer and retail portfolio and has also been consolidating the Fort Lauderdale office into the Clearwater office. Additionally an inordinate amount of time has been spent during this period correcting many of the policies and procedures of the former management.

Expenses are likely to fall slightly in the next quarter due to much of the consolidation work being completed and the level of repossessions also falling slightly as compared to this quarter. Thereafter expenses should remain steady through the end of the fiscal year.

The net loss for the period was $15,265 as compared to a small profit of $8,655 for the three month period last year. This is due to the fact that although the increase in revenues exceeded the increase in general & administrative expenses, the Company incurred a significant interest expense during the period due to the size of the debt to FACT. The Company should remain around the break even level for the remainder of the year until a Plan of Reorganization is prepared which will determine the Company's future after that period.

LIQUIDITY AND CAPITAL RESOURCES

The Company currently has $1,420,341 of cash on hand and another $1,906,414 in other loans and receivables against approximately $351,000 in accounts and notes payable. Additionally, the Company is currently indebted to its Parent Company, FACT in the amount of $5,433,198. As was disclosed in the previous Report on Form 10-K, FACT has filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. FACT is currently working on a Plan of Reorganization. The Plan is not yet final however it may include among other things, a liquidation of the assets of the Company and repayment, to the extent possible of the loans owing to FACT and a conversion of all or part of the debt to additional shares in the Company. Further details are not expected until the quarter ended June 30, 2000.

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

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       FIRST CAPITAL RESOURCES.COM, INC.



Date:  May 13, 2000                    By: /s/ Derri Davisson
                                          ------------------------------------
                                               Derri Davisson, President



Date:  May 13, 2000                    By: /s/ J. Stephen Miller
                                          ------------------------------------
                                               J. Stephen Miller,
                                               Chief Financial Officer