Form 10QSB
period 2000-06-30
FIRST CAPITAL RESOURCES COM INC
filed 2000-08-14
CIK 894538

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                   SECURITIES
                              EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2000


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                   SECURITIES
                              EXCHANGE ACT OF 1934


                For the transition period from ______ to ______


                        Commission File No. 33-55254-28


                       FIRST CAPITAL RESOURCES.COM, INC.
                       ---------------------------------
             (Exact name of Registrant as specified in its charter)


                 NEVADA                                        87-0438641
                 ------                                        ----------
    (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                      Identification Number)


    2650 McCormick Drive, Suite 185
        Clearwater, Florida                                       33759
        -------------------                                       -----
(Address of principal executive offices)                       (Zip Code)


       Registrant's telephone number, including area code  (727) 791-6510
                                                         -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  [X] Yes    [ ] No


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


               Class                            Outstanding as of June 30, 2000
               -----                            -------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                   11,300,000 SHARES

                       FIRST CAPITAL RESOURCES.COM, INC.

                                     INDEX



Part I.  Financial Information                                           Page #
  Item 1.  Financial Statements
    Condensed consolidated balance sheet - June 30, 2000 and
       year ended December 31, 1999                                       3
    Condensed consolidated statement of operations - Three
       and Six months ended June 30, 2000, and three and
       six months ended June 30, 1999                                     4
    Condensed consolidated statement of cash flows - Six months
       ended June 30, 2000, and six months ended June 30, 1999            5
    Notes to condensed consolidated financial statements                  6

Item 2.  Management's Discussion and Analysis                           7 - 8

Part II.  Other Information                                               9

Signatures                                                               10































      See notes to condensed consolidated financial statements - unaudited

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements



                       FIRST CAPITAL RESOURCES.COM, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 2000, AND DECEMBER 31, 1999


                                              June 30, 2000   December 31, 1999
                                               (Unaudited)        (Audited)
ASSETS:

Finance receivables, net                       $ 1,142,927         $ 2,040,565
Cash                                             1,818,261             596,515
Loans Receivable                                   493,580             522,329
Property and equipment, net                         14,001              20,450
Real Estate held for Sale                          171,000             171,000
Other assets                                        27,768              73,274
                                               -----------         -----------

TOTAL ASSETS                                   $ 3,667,537         $ 3,424,133
                                               ===========         ===========


LIABILITIES AND DEFICIENCY IN ASSETS:
Liabilities:
Accounts payable and other liabilities             177,900             168,655
Notes payable                                      185,407             188,880
Due to parent company                            5,543,782           5,288,832
                                               -----------         -----------

TOTAL LIABILITIES                                5,907,089           5,646,367

Stockholders' equity:
Common stock, par value $.001 per share;
100,000,000 shares authorized, 11,300,000
shares issued and outstanding                       11,300              11,300
 Additional paid-in capital                      1,950,908           1,950,908
 Accumulated Deficit                            (4,201,760)         (4,184,442)
                                               -----------         -----------

Total Deficiency in Assets                      (2,239,552)         (2,222,234)

TOTAL LIABILITIES AND DEFICIENCY IN
ASSETS                                         $ 3,667,537         $ 3,424,133
                                               ===========         ===========

                       FIRST CAPITAL RESOURCES.COM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE PERIODS ENDING JUNE 30


                                             6 months ended                   3 months ended
                                     ----------------------------     ----------------------------
                                         2000             1999            2000             1999
                                     ------------     -----------     ------------     -----------

REVENUES:
Loan interest and fee income         $    709,221     $   374,313     $    395,967     $   223,664
Less: Interest expense                   (261,622)                        (132,434)

                                     ------------     -----------     ------------     -----------
Net Interest Income                  $    447,599     $   374,313     $    263,533     $   223,664
                                     ------------     -----------     ------------     -----------


OTHER INCOME:

Automobile Sales                               --         344,938               --         185,620

OPERATING AND OTHER EXPENSES:

Provision for credit losses                    --          10,000                               --
Cost of automobile sales                       --         296,900                          172,114
G & A expenses                            464,917         363,350          265,586         204,174
                                     ------------     -----------     ------------     -----------

Total expenses                            464,917         670,250          265,586         376,288
                                     ------------     -----------     ------------     -----------


Income (loss) before income taxes         (17,318)         49,001           (2,053)         32,996
Income tax expense                             --          (7,350)                              --
Net income (loss)                         (17,318)         41,651           (2,053)         32,996
                                     ============     ===========     ============     ===========

Net income (loss) per share          $       0.00     $      0.01     $       0.00     $      0.00

Weighted average number of shares
   outstanding                         11,300,000       6,027,624       11,300,000      11,300,000


              FIRST CAPITAL RESOURCES.COM, INC., AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEAR ENDED DECEMBER 31, 1999, THE THREE MONTHS ENDED MARCH 31,2000,
                    AND THE THREE MONTHS ENDED JUNE 30, 2000


                                                                   Additional
                                       Number of       Common        Paid-in
                                         Shares         Stock        Capital         Deficit          Total
                                      -----------     --------     -----------     -----------     -----------

Balance at January 1, 1999             10,000,000       10,000     $    (9,000)         (7,550)         (6,550)

Acquisition of net assets of First
   Capital Resources.Com (Note 2)       1,300,000        1,300              --              --           1,300

Contributed capital                            --           --       1,651,000              --       1,651,000

Inputed interest on advances from
   Parent (Note 8)                             --           --         308,908              --         308,908

Net loss                                       --           --              --      (4,176,892)     (4,176,892)
                                      -----------     --------     -----------     -----------     -----------

Balance at December 31, 1999           11,300,000     $ 11,300     $ 1,950,908     $(4,184,442)    $(2,222,234)

Net Income (Loss)                                           --              --         (15,265)        (15,265)
                                      -----------     --------     -----------     -----------     -----------

Balance at March 31, 2000              11,300,000     $ 11,300     $ 1,950,908     $(4,199,707)    $(2,237,499)

Net Income (Loss)                                                                       (2,053)         (2,053)
                                      -----------     --------     -----------     -----------     -----------

Balance at June 30, 2000               11,300,000     $ 11,300     $ 1,950,908     $(4,201,760)    $(2,239,552)
                                      ===========     ========     ===========     ===========     ===========


              FIRST CAPITAL RESOURCES.COM, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                           SIX MONTHS ENDING JUNE 30


                                                                                2000            1999
                                                                            -----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

           Net income (loss)                                                    (17,318)         41,651
                                                                            -----------     -----------
           Adjustments to reconcile net loss to net cash
                         (used in ) operating activities:
                     Depreciation                                                 7,218          18,896
                     Imputed interest on advances from Parent                   261,622              --
                             Provision for Finance Credit Losses                                 10,000
                     Accretion of discount and unearned interest on
                     finance contracts                                         (410,577)        (37,723)
                     Inventory                                                       --        (241,874)
                     Decrease in other assets                                    45,506         (25,361)
                     Increase in accounts payable                                 9,245         166,709
                                                                            -----------     -----------
                               Total adjustments                                (86,986)       (109,353)
                                                                            -----------     -----------
                     Net cash (used in) operating activities                   (104,304)        (67,702)
                                                                            -----------     -----------

CASH FLOW FROM INVESTING ACTIVITIES:
           Acquisition of property & equipment                                       --         (69,026)
           Amounts from the repayment of loans
           receivable                                                            28,749          20,000
           Amounts from the repayment (purchase) of finance
           contracts                                                            627,528      (1,471,192)
           Decrease (increase) in floor plan receivables                        680,686      (2,099,354)
                                                                            -----------     -----------
                     Net cash provided by (used in) investing activities      1,336,963      (3,619,572)
                                                                            -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
           Amounts advanced by (repaid to) Parent Company                        (7,440)      2,016,573
           Repayments of notes payable                                           (3,473)         (3,788)
           Capital contributed by Shareholder                                                 1,995,675
                                                                            -----------     -----------

                     Net cash provided by (used in) financing activities        (10,913)      4,008,460
                                                                            -----------     -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     1,221,746         321,186

CASH AND EQUIVALENTS - BEGINNING OF PERIOD                                      596,515         121,709
                                                                            -----------     -----------

CASH AND EQUIVALENTS - END OF PERIOD                                        $ 1,818,261     $   442,895
                                                                            ===========     ===========


NOTES TO FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

The accompanying condensed consolidated (unaudited) financial statements of First Capital Resources.Com, Inc., have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and changes in stockholders' equity in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operations for the six months ended June 30, 2000, are not necessarily indicative of the results that can be expected for the year ended December 31, 2000.

The financial data at December 31, 1999 is derived from audited financial statements which are included in the Company's Annual Report of Form 10-KSB and should be read in conjunction with the audited financial statements and the notes thereto.

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

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.       GOING CONCERN UNCERTAINTIES

The Company sustained substantial operating losses and negative cash flows from operations since inception through to December 31, 1999. It's indirect majority shareholder, First American Capital Trust ("FACT") filed for relief under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court for the Middle District of Florida, Tampa Division (the "Bankruptcy Court"). Although the Company has not filed for bankruptcy protection, it is reasonably possible that FACT, the principal source of liquidity for the Company, will not provide any more capital to the Company. Further, the creditors of FACT or the Bankruptcy Court could opt for FACT's assets, including the Company, to be liquidated and cause the Company to cease its operations.

The management of the Company, along with the management and advisors of FACT and the creditors of FACT have filed a joint plan of reorganization (the "Plan") with the Bankruptcy Court on June 30. This Plan provides for the transfer of the ownership of FACT South from FACT to a liquidating corporation to be formed upon confirmation of the Plan by the Bankruptcy Court. The Plan does not currently contemplate a specific action for the Company other than the Company could be merged into another entity or the shares of the Company owned by Fact South may be sold to a third party. The Plan further provides that the shares of the Company could be distributed to the creditors of FACT. The future business of the Company has not yet been ascertained.

4.       EARNINGS PER SHARE

Basic and diluted earnings per share was computed by dividing the net income
(loss) by the weighted average number of shares of common stock.

5.       SEGMENT INFORMATION

At June 30, 1999, the Company principally operated as a finance company and a used car dealership. The finance segment purchased automobile finance contracts from pre-owned automobile dealerships and financed dealership floor plan loans, while the used car dealership segment sold used automobiles, vans and light trucks to consumers. The used car segment was sold on July 5,1999. At June 30, 2000, the Company only operated in one segment.

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


RESULTS OF OPERATIONS

Net revenues

Three Months ended June 30

Net interest income increased by 77% from $223,664 for the three month period ended June 30, 1999 to $395,967 for the three months ended June 30, 2000. The increase is due to the larger amount of loans outstanding this period as compared to the same period last year. Additionally substantial collection efforts are being made this year to ensure payments are made in full and on time. The interest income for the three months was offset by $132,434 of interest expense accrued on the intercompany loan to FACT as compared to nothing in the same period last year.

There were no revenues from automobile sales for the three months ended June 30, 2000 as compared to $185,620 for the corresponding period last year.

Six months ended June 30

Net interest income increased by 89.5% from $374,313 for the six month period ended June 30, 1999 to $709,221 for the six months ended June 30, 2000. The increase is due primarily to the fact that revenues from Southeast Dealers Acceptance were only $14,029 for the period last year as SEDA only commenced operations on January 20, 1999 and did not start earning significant revenues until the second quarter. SEDA had net revenues of $514,232 for the six month period this year. The interest revenue in the period ended June 30, 2000 was offset by interest expense that was imputed on the intercompany loan owing from the Company to FACT.

SEDA currently has approximately 230 retail car loan accounts. These accounts are being collected and no new loans are currently being made. Accordingly revenues should remain steady for the next 2 to 3 quarters after which the revenues will start to decline until they ultimately reduce to $0 by approximately the end of next year.

Revenues from Affordable Dealer Services are also slowly declining as the amount of Dealer loans currently outstanding has fallen from approximately $1.4M at year end to approximately $630,000 at June 30, 2000. New Dealer loans are being made however at a declining rate. Net revenues from ADS will slowly decline over the course of the remainder of the fiscal year.

Revenues during the period ended June 30, 1999 include $344,938 in automobile sales that were generated by the Company's subsidiary Carnet. There are no comparable revenues this year as Carnet is inactive.

Net expenses

Three months ended June 30

Net expenses for the three months ended June 30 were $265,586 as compared to $376,288 for the same period last year. Included in the figure for the three months last year is costs associated with automobile sales of $185,620 as compared to nil this year. Selling, general and administrative expenses for the three months this year include $38,780 in management fees paid to FACT as compared to nil last year. Additionally the Company continues to aggressively collect the retail loan portfolio that is outstanding thereby incurring another $27,000 in repossession and related fees as compared to nil last year. Lastly, the Company incurred approximately $50,000 in legal and accounting fees relating to the Company's annual filings, corporate legal work and other matters. This was unusually high due to the issues arising from the Bankruptcy filing of the Company's ultimate parent, FACT. This expenditure will decline for the remainder of the year.

Six months ended June 30

Net expenses for the six months ended June 30, 2000 were $464,917 as compared to $670,250 for the comparable six months last year. Repossession and towing expenses have increased significantly from $0 last year to approximately $51,930 this period as the Company tries to aggressively protect and collect the value of the retail car loan portfolio. Other selling, general and administrative expenses are about the same as the comparable period last year. Included in last years operating expenses were Costs related to automobile sales in the amount of $296,900 from its Carnet subsidiary. There are no such expenses this year as Carnet's operations have been discontinued.

General & Administrative expenses are about the same as last year. During the first three months last year the Company had only just commenced operations whereas during the comparable period this year the Company has been managing a full Dealer and retail portfolio and has also been consolidating the Fort Lauderdale office into the Clearwater office. Additionally an inordinate amount of time has been spent during this period correcting many of the policies and procedures of the former management.

Expenses are likely to fall slightly in the next quarter due to much of the consolidation work being completed and the level of repossessions also falling slightly as compared to this quarter. Thereafter expenses should remain steady through the end of the fiscal year.

The net loss for the six months ended was $17,318 as compared to a profit of $41,651 for the six month period last year. This is due to the fact that although the increase in revenues exceeded the increase in general & administrative expenses, the Company incurred a significant interest expense during the period due to the size of the debt to FACT. The Company should remain around the break even level for the remainder of the year until a Plan of Reorganization is finalized and approved after which time the Company's future will be known.

LIQUIDITY AND CAPITAL RESOURCES

The Company currently has $1,818,261 of cash on hand and another $1,636,507 in other loans and receivables against approximately $363,000 in accounts and notes payable. However the Company is currently indebted to its ultimate parent Company, FACT in the amount of $5,543,782. As was disclosed in the previous Report on Form 10-KSB, FACT has filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. FACT is currently working on a Plan of Reorganization. A preliminary Plan was filed prior to June 30 however further details will not be known until the next quarter ended September 30, 2000 when a final Plan is expected to be filed.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         Effective June 30, 2000, Steven Miller resigned as an Officer and Director of First Capital Resources.Com, Inc.

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


                                              FIRST CAPITAL RESOURCES.COM, INC.



Date:  August 12, 2000                        By: /s/ Derri Davisson
                                                 ------------------------------
                                                      Derri Davisson, President