Form 10QSB
period 2000-09-30
FIRST CAPITAL RESOURCES COM INC
filed 2000-11-14
CIK 894538

===============================================================================




                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                                   SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000


         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ___________ to ___________

                        Commission File No. 33-55254-28


                       FIRST CAPITAL RESOURCES.COM, INC.
                       ---------------------------------
             (Exact name of Registrant as specified in its charter)


             NEVADA                                             87-0438641
             ------                                             ----------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                          Identification Number)


              4500 140th Avenue N., Suite 220
                   Clearwater, Florida                            33762
              -------------------------------                     -----
         (Address of principal executive offices)               (Zip Code)


     Registrant's telephone number, including area code     (727) 536-5966
                                                       ------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            [X] Yes           [ ] No


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


               Class                       Outstanding as of September 30, 2000
               -----                       ------------------------------------

$.001 PAR VALUE CLASS A COMMON STOCK                 10,770,000 SHARES




===============================================================================

                       FIRST CAPITAL RESOURCES.COM, INC.

                                     INDEX


                                                                         Page #
                                                                         ------

Part I.  Financial Information
   Item 1.  Financial Statements
     Condensed consolidated balance sheets - September 30, 2000, and
         December 31, 1999                                                  3
     Condensed consolidated statements of operations - Three and nine
         month periods ended September 30, 2000, and 1999 (unaudited)       4
     Condensed consolidated statements of cash flows - Nine months
         ended September 30, 2000, and 1999 (unaudited)                     5
     Notes to condensed consolidated financial statements                 6 - 7

   Item 2.  Management's Discussion and Analysis                          7 - 9

Part II.  Other Information                                                10

Signatures                                                                 11

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                       FIRST CAPITAL RESOURCES.COM, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 2000, AND DECEMBER 31, 1999



                                                         September 30, 2000   December 31, 1999
                                                            (Unaudited)          (Audited)
                                                         ------------------   -----------------

ASSETS:

Finance receivables, net                                    $   955,333         $ 2,040,565
Cash                                                            731,530             596,515
Certificates of deposit                                       1,500,000                  --
Loans Receivable                                                398,390             522,329
Property and equipment, net                                       7,455              20,450
Real Estate held for Sale                                            --             171,000
Other assets                                                     17,600              73,274
                                                            -----------         -----------

TOTAL ASSETS                                                $ 3,610,308         $ 3,424,133
                                                            ===========         ===========



LIABILITIES AND DEFICIENCY IN ASSETS:
Liabilities:
Accounts payable and other liabilities                          131,961             168,655
Notes payable                                                                       188,880
Due to parent company                                         5,691,040           5,288,832
                                                            -----------         -----------

TOTAL LIABILITIES                                             5,823,001           5,646,367

Stockholders' equity:
Common stock, par value $.001 per share; 100,000,000
    shares authorized, (10,770,000 and 11,300,000
    shares issued and outstanding, respectively)                 10,770              11,300
Additional paid-in capital                                    1,951,438           1,950,908
Accumulated Deficit                                          (4,174,901)         (4,184,442)
                                                            -----------         -----------

TOTAL DEFICIENCY IN ASSETS                                   (2,212,693)         (2,222,234)
                                                            -----------         -----------

TOTAL LIABILITIES AND DEFICIENCY IN
ASSETS                                                      $ 3,610,308         $ 3,424,133
                                                            ===========         ===========



      See notes to condensed consolidated financial statements - unaudited

                       FIRST CAPITAL RESOURCES.COM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000
                              AND 1999 (UNAUDITED)


                                              9 months ended                   3 months ended
                                           2000             1999             2000           1999
                                       ------------     ------------     -----------    ------------

REVENUES:
Loan interest and fee income           $  1,012,026     $    778,922     $   302,805    $    404,610
Less: Interest expense                     (397,040)                        (135,418)
                                       ------------     ------------     -----------    ------------
Net Interest Income                    $    614,986     $    778,922     $   167,387    $    404,610
                                       ------------     ------------     -----------    ------------


OTHER INCOME:

Telemarketing Sales                              --           86,845              --          86,845
Automobile Sales                                 --          367,066              --          22,128

OPERATING AND OTHER EXPENSES:

Provision for credit losses                  46,909          110,000          46,909         100,000
Cost of automobile sales                         --          316,915              --          20,015
Reserve for Receivables                          --          262,000              --         262,000
General and administrative expenses         558,536          959,364          93,619         588,665
                                       ------------     ------------     -----------    ------------
Total expenses                              605,445        1,648,279         140,528         970,680
                                       ------------     ------------     -----------    ------------

Income (loss) before income taxes             9,541         (415,446)         26,859        (457,097)
Income tax expense                               --               --              --              --
                                       ------------     ------------     -----------    ------------
Net income (loss)                             9,541         (415,446)         26,859        (457,097)
                                       ============     ============     ===========    ============
Net income (loss) per share            $       0.00     $      (0.04)    $      0.00    $      (0.04)
                                       ============     ============     ===========    ============
Weighted average number of shares
   outstanding                           11,182,222       10,946,667      10,866,667      11,300,000
                                       ============     ============     ===========    ============



      See notes to condensed consolidated financial statements - unaudited

               FIRST CAPITAL RESOURCES.COM, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
          NINE MONTHS ENDING SEPTEMBER 30, 2000, AND 1999 (UNAUDITED)



===================================================================================================
                                                                            2000            1999
                                                                        -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

         Net income (loss)                                              $     9,541     $  (415,446)
---------------------------------------------------------------------------------------------------
         Adjustments to reconcile net income (loss) to net cash
                 used in operating activities:
                 Depreciation                                                 5,479         112,696
                 Imputed interest on advances from Parent                   397,040              --
                 Provision for losses on advances                                --         262,000
                 Provision for Finance Credit Losses                             --         110,000
                 Accretion of discount and unearned interest on
                    finance contracts                                      (545,864)             --
                 Gain on disposal of real estate                            (15,113)             --
                 Inventory                                                       --         (47,497)
                 Prepaid compensation                                            --        (292,096)
                 Advances to employees                                           --        (345,286)
                 Decrease in other assets                                    55,674        (111,834)
                 Increase (Decrease) in accounts payable
                    and other liabilities                                   (36,694)        123,859
---------------------------------------------------------------------------------------------------
                           Total adjustments                               (139,478)       (188,158)
---------------------------------------------------------------------------------------------------
                 Net cash used in operating activities                     (129,937)       (603,604)
---------------------------------------------------------------------------------------------------
CASH FLOW FROM INVESTING ACTIVITIES:
         (Disposal) acquisition of property & equipment                       7,516         (91,107)
         Amounts from the repayment of (increase in) notes                       --
         receivable                                                         123,939        (560,700)
         Amounts from the repayment (purchase) of finance
         contracts                                                          846,798      (1,632,363)
         (Increase) in certificates of deposits                          (1,500,000)             --
         Decrease (increase) in floor plan receivables                      784,298      (2,322,734)
---------------------------------------------------------------------------------------------------
                 Net cash provided by (used in) investing activities        262,551      (4,606,904)
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from the issuance of common stock                              --           1,000
         Amounts advanced by Parent Company                                   5,168       5,298,455
         Repayments of notes payable                                         (2,767)         (5,754)
         Capital contributed by Shareholder                                      --         389,054
---------------------------------------------------------------------------------------------------
                 Net cash provided by financing activities                    2,401       5,682,755
---------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND EQUIVALENTS                                        135,015         472,247

CASH - BEGINNING OF PERIOD                                                  596,515         124,268
---------------------------------------------------------------------------------------------------
CASH - END OF PERIOD                                                    $   731,530     $   596,515
===================================================================================================


Supplemental Disclosures of Non-Cash Transactions:

     Cancellation of previously issued shares                                            $      530
                                                                                         ==========

     Relinquishment of certain real property and related note payable                    $  171,000
                                                                                         ==========

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2000, are not necessarily indicative of the results that can be expected for the year ended December 31, 2000.

The financial data at December 31, 1999, is derived from audited financial statements which are included in the Company's Annual Report of Form 10-KSB and should be read in conjunction with the accompanying condensed and consolidated financial statements and the notes thereto.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidation - The condensed consolidated financial statements include First Capital Resources.Com, Inc., and its subsidiaries Affordable Dealer Services, Inc. (Affordable), Southeast Dealer Acceptance, Inc. (Southeast), Carnet, Inc. (Carnet) and FC Holding Corp. All material intercompany accounts and transactions have been eliminated.

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


3.       GOING CONCERN UNCERTAINTIES

The Company sustained substantial operating losses and negative cash flows from operations since inception through to December 31, 1999. Its indirect majority shareholder, First American Capital Trust ("FACT"), filed for relief under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court for the Middle District of Florida, Tampa Division (the "Bankruptcy Court"). Although the Company has not filed for bankruptcy protection, it is reasonably possible that FACT, the principal source of liquidity for the Company, will not provide any more capital to the Company. Further, the creditors of FACT or the Bankruptcy Court could opt for FACT's assets, including the Company, to be liquidated and cause the Company to cease its operations.

The management of the Company, along with the management and advisors of FACT and the creditors of FACT have filed a joint plan of reorganization (the "Plan") with the Bankruptcy Court on June 30, 2000. This Plan provides for the transfer of the ownership of FACT South from FACT to a liquidating trust to be formed upon confirmation of the Plan by the Bankruptcy Court. Further, an additional motion has been filed in Bankruptcy Court which, if approved, would result in FACT South transferring its shares in the Company to FACT or the Liquidating Trust in exchange for the cancellation of certain indebtedness owing by FACT South to FACT. The Plan does not currently contemplate a specific action for the Company other than the Company could be merged into another entity or the shares of the Company owned by FACT South may be sold to a third party. The Plan further provides that the shares of the Company could be distributed to the creditors of FACT. The future business of the Company has not yet been ascertained.

4.       EARNINGS PER SHARE

Basic and diluted earnings (loss) per share was computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding.

5.       SEGMENT INFORMATION

At June 30, 1999, the Company principally operated as a finance company and a used car dealership. The finance segment purchased automobile finance contracts from pre-owned automobile dealerships and financed dealership floor plan loans, while the used car dealership segment sold used automobiles, vans and light trucks to consumers. The used car segment was sold on July 5, 1999. At September 30, 2000, the Company operated in only one segment.


6.       REAL ESTATE HELD FOR SALE

At September 30, 2000, the Company, with the consent of the board of directors exercised its option not to complete the transfer of title and assumption of debt related to certain property in the possession of a subsidiary. Although in 1999 this subsidiary took possession of certain real property (from an entity owned by former management of the company) and began making payment on the mortgage on behalf of the former management of the Company. The Company elected not to formally become obligated on the debt and not to formally transfer title on the property to the subsidiary. The property had a value of $171,000 and was included in the December 31, 1999 audited financial statements as real estate held for sale. This property was encumbered by a note payable of approximately $186,000, including accrued interest. As a result of not effectuating the title transfer, the property and related note payable were appropriately transferred back to the entity controlled by the former management of the Company, resulting in approximately $15,000 in gain, that is included in general and administrative expenses for the period ended September 30, 2000.


7.       COMMON STOCK

Effective August 1, 2000, the Company, with the consent of the Board of Directors canceled 530,000 previously issued shares due to nonpayment.


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


RESULTS OF OPERATIONS

Net revenues

Three Months ended September 30

Net interest income decreased by 59% from $404,610 for the three-month period ended September 30, 1999, to $167,387 for the three months ended September 30, 2000. The decrease is due to the lower amount of loans outstanding this period as compared to the same period last year. Additionally, substantial collection efforts are being made this year to ensure payments are made in full and on time. The interest income for the three months was offset by $135,418 of interest expense accrued on the intercompany loan to FACT as compared to nothing in the same period last year.

There were no revenues from automobile sales for the three months ended September 30, 2000, as compared to $22,128 for the corresponding period last year for the reasons explained in Note 5, Segment Information.

Nine months ended September 30

Net interest income decreased by 21% from $778,922 for the nine-month period ended September 30, 1999, to $614,986 for the nine months ended September 30, 2000. The decrease is due to the fact that even though the dollar value of floor plan loans and finance contracts was higher overall during the nine months ended September 30, 2000 as compared to the same period last year, interest expense accrued to FACT more than offset the increase resulting in a lower over all number.

Southeast Dealer Acceptance's revenues were $502,448 for the period last year as SEDA only commenced operations on January 20, 1999, and did not start earning significant revenues until the second quarter. SEDA had net revenues of $694,980 for the nine-month period this year. SEDA currently has approximately 192 retail car loan accounts down from 247 accounts at the end of March 31 of this year. These accounts are being collected and no new loans are currently being made. Accordingly, revenues will start to decline further in the fourth quarter until they ultimately reduce to $0 by approximately the end of next year.

Revenues from Affordable Dealer Services are also slowly declining as the amount of Dealer loans currently outstanding has fallen from approximately $1.4M at year-end to approximately $529,000 at September 30, 2000. New Dealer loans are being made, however, at a declining rate. Net revenues from ADS will slowly decline over the course of the remainder of the fiscal year.

Revenues during the period ended September 30, 1999, include $367,066 in automobile sales that were generated by the Company's subsidiary, Carnet. There are no comparable revenues this year as Carnet is inactive.

The interest revenue in the period ended September 30, 2000, was offset by interest expense that was imputed on the intercompany loan owing from the Company to FACT. There was no interest imputed on the loan during fiscal 1999.


Net expenses

Three months ended September 30

Net general & administrative expenses for the three months ended September 30 were $93,619 as compared to $588,665 for the same period last year. Selling, general and administrative expenses for the three months this year include $38,780 in management fees paid to FACT as compared to nil last year. Additionally, the Company continues to aggressively collect the retail loan portfolio that is outstanding thereby incurring another $27,000 in repossession and related fees as compared to nil last year. The overall reduction was due to the elimination of salaries, office and related costs of the Fort Lauderdale office that was closed at the beginning of the year. The Company recorded a provision for credit losses of $46,909 during this three month period as compared to credit losses of $100,000 and reserves for collectibility of receivables of $262,000 for the same period last year.


Nine months ended September 30

Net general and administrative expenses for the nine months ended September 30, 2000, were $558,536 as compared to $959,364 for the comparable nine months last year. Repossession and towing expenses have increased significantly from $14,800 last year to approximately $65,200 this period as the Company tries to aggressively protect and collect the value of the retail car loan portfolio. Other selling, general and administrative expenses have declined by approximately 91.5% during the nine-month period this year as compared to the same period last year. The offices have been consolidated in Clearwater and monthly expenses have been significantly reduced on a month-to-month basis. Additional operating expenses during the period last year were costs related to automobile sales in the amount of $316,915 from its Carnet subsidiary. There are no such expenses this year as Carnet's operations have been discontinued.

The expenses have decreased even though during the first three months last year the Company had only just commenced operations whereas during the comparable period this year the Company has been managing a full Dealer and retail portfolio. In the first quarter of the year an inordinate amount of time was spent correcting many of the policies and procedures of the former management. These have been rectified and proper policies and procedures are now in place at the Company to ensure the efficient and aggressive collection of the Company's assets.

The Company pays FACT a $6,000 per month management fee for services performed and costs incurred for Affordable Dealer Services and a loan servicing fee of $30 per account for similar services for Southeast Dealer Services. The total paid during the nine months was $116,010. Effective October 1, 2000 the management fee will change to $4,500 per month, the loan servicing fee will remain the same and both will continue until the end of December when it will be further reviewed.

The net profit for the nine months ended was $9,541 as compared to a loss of $415,446 for the nine-month period last year. This is due to the fact that revenues increased over last year and general and administrative expenses decreased over last year. Partly offsetting this was a significant interest expense during the period due to the size of the debt to FACT. There was no such interest expense last year. The Company should remain around the break-even level for the remainder of the year until a Plan of Reorganization is finalized and approved after which time the Company's future can be more fully ascertained.


LIQUIDITY AND CAPITAL RESOURCES

The Company currently has $2,231,530 of cash and equivalents on hand and another $1,353,723 in other loans and receivables against approximately $131,961 in accounts payable. However, the Company is currently indebted to its ultimate parent Company, FACT, in the amount of $5,691,040. As was disclosed in the previous Report on Form 10-KSB, FACT has filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. FACT is currently working on a Plan of Reorganization. A preliminary Plan was filed prior to June 30 and is set for a confirmation hearing on November 2.

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


                                              FIRST CAPITAL RESOURCES.COM, INC.



Date:  November 10, 2000                      By: /s/ Derri Davisson
                                                 ------------------------------
                                                      Derri Davisson, President