Form 10-K
period 2000-12-31
FIRST CAPITAL RESOURCES COM INC
filed 2001-04-02
CIK 894538

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the transition period from        to
                                                    ------    ------

Commission File No.  33-55254-28

                        FIRST CAPITAL RESOURCES.COM, INC.
             (Exact name of Registrant as specified in its charter)

              NEVADA                                           87-0438641
  (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                        Identification Number)

     4500 140th Ave. N. Ste. 220
          Clearwater, Florida                                     33762
(Address of principal executive offices)                        (Zip Code)

        Registrant's telephone number, including area code (727) 536-5966

Securities registered pursuant to Section 12 (b) of the Act:  NONE

Securities registered pursuant to Section 12 (g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2001, was $0 based on their being no bid or ask price as reported by the OTC electronic bulletin board on that date or within 60 days prior to the date of filing.

As of December 31, 2000, there were 10,770,000 shares of Common Stock, $.001 par value, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

    There is no annual report, proxy statement or prospectus to incorporate by reference.

ITEM 1.  Description of Business.

         First Capital Resources.com, Inc. (the "Company" or the "Registrant") is a Nevada corporation, having first been incorporated under the name Jackal Industries, Inc., pursuant to the laws of Utah on April 16, 1986, and subsequently reorganized under the laws of Nevada on December 30, 1993.

         On April 1, 1999, FACT South, LLC, a limited liability company ("Fact South") sold a 100% interest in its three subsidiaries, Carnet, Inc. ("Carnet"), Southeast Dealer Acceptance, Inc. ("SEDA"), and Affordable Dealer Services, Inc. ("Affordable"), to Jackal Industries in exchange for 10,000,000 shares of the Company, resulting in FACT South, LLC, owning approximately 91% of the outstanding shares of the Company. The Company's name was changed to First Capital Resources.com, Inc., on April 13, 1999. On December 27, 2000, Fact South LLC transferred its 10,000,000 shares in the Company to First American Capital Trust ("FACT"), Fact South's controlling member, as partial satisfaction of debt owing to FACT. On December 27, 2000 the Company transferred stock in SEDA and Carnet to FACT in exchange for $1,255,000 that was applied to reduce the intercompany loan owing to FACT. This left the Company with Affordable as its sole subsidiary.

         The Company, through its wholly owned subsidiary, Affordable, was involved in the automobile finance and lending business. Affordable is a commercial finance company that, since its inception on October 21, 1998, has been in the business of inventory-based lending to used car dealerships throughout southeastern Florida. Affordable ceased any future financing in October of 2000 and has only been collecting outstanding receivable balances. SEDA, since its inception on January 20, 1999, engaged in the business of purchasing and servicing sub-prime automobile finance loans primarily in southeastern Florida. The loans are primarily on used vehicles to borrowers that would not be expected to qualify for traditional financing provided by commercial banks or automobile manufacturers usual finance companies. As was previously mentioned, SEDA was sold in December of 2000 to FACT. Carnet, Inc. was a used car dealer operating in southeast Florida, which received its funding from Affordable. In July of 1999, the bulk of the operations of Carnet were sold to a third party and Affordable and SEDA purchased the remaining cars and loans. Carnet ceased all operations in August 1999. The Company was transferred to FACT in December of 2000.

         The Company, including its wholly owned subsidiary, Affordable, had seven employees throughout most of fiscal 1999. During the fourth quarter of 1999 all seven employees either resigned or were terminated. Certain employees of the Company's majority shareholder, FACT, provide services to the Company, as needed. FACT began charging the Company $6,000 per month plus a servicing fee of $30 for each retail contract beginning in February 2000. This fee covers the use of FACT's offices and related office costs as well as the use of its employees whose duties include general administration, collections and accounting. This arrangement was changed to $4500 per month starting on October 1, 2000 plus $30 per retail loan account. Due to the sale of SEDA, the ongoing fees will be $4500 per month commencing January 1, 2001.

         The Company is not aware of any existing or probable governmental regulation that will have a material effect on its business.

         The Company incurred no material costs or effects due to compliance with any environmental laws.

ITEM 2.  Properties.

         The Company leased the following properties during the year.

      Location                                                Description
      --------                                                -----------
1.    1400 Oakland Park Blvd., Suite 100                      4,110 sq. feet of office space previously
      Oakland Park, Florida 33334                             used by the Company's wholly owned
                                                              subsidiaries, Affordable Dealer Services and
                                                              Southeast Dealer Acceptance. The lease had
                                                              payments of $4,357 per month and the Company
                                                              and the landlord agreed to terminate the
                                                              lease in July 2000.

      3031 N.E. 12th Terrace                                  4,800 sq. feet of warehouse space used by
      Oakland Park, Florida  33334                            the Company's former wholly owned
                                                              subsidiary, Carnet, Inc. The lease rate was
                                                              $2,120 per month and expired March 2000.

ITEM 3.  Legal Proceedings.

         The Company is not a party to any material legal proceeding or litigation which would impact the operations of the Company and knows of no material legal proceeding, judgments entered, legal actions or litigation, contemplated or threatened, which would impair the operations of the Company in the future.

         The Company's major shareholder, First American Capital Trust ("FACT") filed a voluntary petition for relief from creditors under Chapter XI of the United States Bankruptcy Code in September 1999. The creditors of FACT and the Bankruptcy Court approved a Plan of Reorganization in November 2000. The Plan calls for the transfer of all of FACT's assets, including the 10,000,000 shares of the Company and the amount the Company owes to FACT as at December 31st of approximately $4,200,000, to a new entity, the First American Capital Liquidating Trust ("FACLT"). This transfer was completed January 1, 2001. The Plan and subsequent Court approved Orders provide the Company with the flexibility to transfer some or all of its remaining assets to FACLT against the remaining debt outstanding. To the extent that the debt is not fully repaid, up to an additional 4,000,000 shares in the Company may be issued to FACLT to satisfy any remaining debt. The Company is looking for a way to enhance shareholder value. The Company may leave certain assets in the Company if an appropriate merger or acquisition candidate can be located, or it may liquidate by selling all of its assets and then sell the Company as is without any assets or liabilities. This process is ongoing and no final decision has been made.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to the Company's security holders for a vote during the fourth quarter of the fiscal year ending December 31, 2000.

                                     PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholders Matters.

a) The following table shows the high and low bid prices for the Company's common stock as reported by the NASD electronic bulletin board (Bulletin Board - symbol "FCRS"), for the period commencing April 1, 1999, to December 31, 2000. Such prices reflect inter-dealer prices, may not represent actual transactions and do not include retail markup, markdown or commissions.

     Prior to April 1, 1999, there was not a trading market for the common stock nor had there been a trading market for all the Company's stock since its inception.

                           Year             Quarter           $ High            $ Low
                           ----             -------           ------            -----
                           2000               4th               0.50             0.50
                                              3rd                 --               --
                                              2nd                 --               --
                                              1st                 --               --

                           1999               4th               0.50             0.50
                                              3rd               0.50             0.50
                                              2nd               1.83             1.83
                                              1st                 --               --

         As of February 28, 2001, there were 705 record holders of the Company's common stock. The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.


ITEM 6.  Selected Financial Data.

         SUMMARY INCOME STATEMENT

                                                                                Year Ended         Year Ended
                                                                                  12/31/00           12/31/99
                                                                                -----------        -----------
                  Interest, fees and discount accretion income                      218,841          1,215,290
                  Interest Expense                                                 (533,858)          (329,459)
                                                                                -----------        -----------

                  Net Interest income (loss) before provision for credit
                     Losses on finance receivables                                 (315,017)           885,831
                  Provision for credit losses on finance receivables                (46,909)        (1,682,566)
                                                                                -----------        -----------
                  Net interest loss after provision for credit losses              (361,926)          (796,735)

                  Other Income                                                      999,882            786,332
                  Other Expenses                                                   (662,112)        (3,948,042)
                                                                                -----------        -----------
                  Loss from Continuing Operations                                   (24,156)        (3,958,445)

                  Income Tax Benefit                                                     --                 --

                  Loss from Continuing Operations                                   (24,156)        (3,958,445)

                  Gain (Loss) from Discontinued Operations                           24,371           (218,417)
                                                                                -----------        -----------
                  Net Gain (Loss)                                                       215         (4,176,892)

                  Weighted Average Shares Outstanding                            11,079,167         10,975,000

                  Net Loss per share from continuing operations                        0.00              (0.36)
                  Net Loss per share from discontinued operations                      0.00              (0.02)
                                                                                -----------        -----------
                  Net Loss per share                                                   0.00              (0.38)

SELECTED BALANCES AT YEAR END

                  Total Assets                                                    2,010,119          3,424,133
                  Total gross finance receivables                                   332,164          3,542,940
                  Due to Parent Company                                           4,206,889          5,288,832
                  Note Payable                                                           --            188,880
                  Total Stockholders Deficit                                     (2,222,019)        (2,222,234)

SELECTED RATIOS

                  Net Loss to average total assets                                     0.00%           -179.19%
                  Net Loss to average deficiency in assets                             0.00%            374.95%
                  Total deficiency in assets to total assets                         110.55%              64.9%

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         RESULTS FROM OPERATIONS

         A gain from operations in the amount of $215 was recorded for the year ended December 31, 2000. This results from a loss from continuing operations in the amount of $24,156 offset by a gain on the sale of discontinued items in the amount of $24,371. This compares with a net loss for the year ended December 31, 1999 of $4,176,892 comprising a net loss from operations of $3,958,445 and a loss from Discontinued Operations of $218,447.

         Revenues

         Net Interest expense for the year ended December 31, 2000, was $315,017 as compared to net interest revenue of $885,831 for the same period last year. Interest revenues in 2000 were derived from floor plan financing loans made to used automobile dealers and interest earned on overnight bank deposits and certificates of deposit. Interest revenues in 1999 were generated from interest earned from sub-prime auto loans to retail customers by its SEDA subsidiary and Floor Plan Financing Loans. The decrease is attributable to the sale of SEDA prior to the end of the year and the sub prime auto loans not being included in this year's revenue. Last years sub prime revenues were in excess of $600,000. In addition the principal value of loans outstanding was much lower in 2000 than in 1999.

         Net interest revenues for the year 2001 should be lower than during the year 2000. Due to the sale of SEDA, sub-prime auto loans will no longer be included in the Company's revenues. In addition, effective October 2000, the Company is no longer advancing floor plan financing loans. The Company is attempting to collect all outstanding floor plan loans, thereby further reducing the principal balance of loans outstanding. It is estimated that the principal value of floor plans outstanding by the end of the year will be near zero. Additionally as the Company pays down the debt owing to FACLT, it will have less cash on hand to earn interest revenues thereby reducing interest revenues even further in 2001.

         The Company derived other revenues of approximately $999,882 during the year 2000. These came primarily from equity earnings of subsidiaries that were sold at the end of the fiscal period in the amount of $551,233, a gain on the sale of the same subsidiaries of $262,545 and other interest income of $175,104. In fiscal 1999 other revenues consisted of sales of automobiles through its Carnet subsidiary of $367,066, other fees relating to floor plan financing of $313,828 and other income of $105,437 totaling $786,332. Based on the current status of the Company it does not expect significant other revenues in the upcoming year however it is possible that the Company may still collect on certain assets that have been fully provided for on the financial statements. If the Company is sold or an acquisition is completed revenues would be impacted accordingly.

                  The Company had a gain from discontinued operations in 2000 in the amount of $24,371 resulting from an equity gain on the sale of discontinued subsidiaries sold. The Company suffered a loss from discontinued operations during fiscal 1999 in the amount of $218,447. These losses arose from the discontinuance of the operations of American Marketing of South Florida, Inc. that were purchased in July 1999 and closed in December 1999, and the discontinuance of the operations of Carnet, Inc., which were discontinued in the fourth quarter of 1999.

         These losses are not expected to occur again in fiscal 2001. All subsidiaries other than Affordable have been sold. It is expected that the Company will not have the ability to satisfy its outstanding indebtedness to FACLT unless the Company is permitted by FACLT to issue shares in satisfaction of any debt should it remain after all assets have been sold or collected.

         Operating and Other Expenses

         Operating and Other expenses ("Operating") for the year ended December 31, 2000, were $662,112 as compared to $3,948,042 for the previous fiscal year. General and administrative expenses were $396,750. Additionally the Company recorded a writedown on the collection of receivables from Carnet and FC Holdings in the amount of $277,121 on the sale of these companies to FACLT. During 1999, operating expenses consisted of the cost of automobile sales by its Carnet subsidiary of $337,960, the cost of repossessions by its SEDA subsidiary in the amount of $219,626, salaries and consulting services of $721,201 and other operating expenses of $542,209. These expenses decreased significantly from 1999 due to a significant reduction in business activity, and a large reduction in office and staff costs due mainly to relocation of offices.

         During fiscal year 2000 $46,909 was reserved against non-performing assets as the Company had reserved against primarily all of the Company's non-performing assets at December 31, 1999. The Company provided for $1,682,566 in credit losses relating to loans and prepaid compensation that had been paid to former officers prior to their termination during fiscal 1999. The Company also recorded a loss on the writedown of equipment and property to its fair market value in 1999.

         The Company incurred $533,858 in interest expense on its debt to FACT during the year. This was expensed but was not paid and was accrued along with the outstanding debt. The corresponding amount for 1999 was $329,459. Interest was accrued for the entire year in 2000 but only for nine months in 1999. The Company anticipates that interest expense will likely be smaller in 2001 as the debt will be paid down throughout the year and ultimately paid off either through asset sales and collections or as noted before, issuance of additional shares to FACLT.

         The Company has not paid any officers or employees in 2000. Included in the credit losses of $1,632,341 for 1999 was $292,096 for one year of prepaid salaries and management fees paid to former officers of the Company in September 1999. The company is currently trying to recover these amounts through litigation.

         The Company closed its office in Oakland Park Florida in March of 2000. As previously mentioned, the Company is not currently paying any officers or directors and it has no employees. The company's operations are currently being run out of its controlling shareholder's office in Clearwater, Florida. Its controlling shareholder, FACLT, charged the Company approximately $13,000 per month to service all of its operations, including the servicing of the retail loan portfolio and the floor plan portfolio. As SEDA has now been sold and the business level for Affordable has been reduced this will continue for the year 2001 until further notice at the rate of $4500 per month. This monthly fee includes the cost of an office and related office costs and services by FACLT employees on behalf of the Company.

         LIQUIDITY AND CAPITAL RESOURCES

         The predecessor to the Company's major shareholder, FACT, filed for relief from creditors under Chapter XI of the United States Bankruptcy Code in September 1999. FACT was the Company's primary financing source in fiscal 1999. Additionally, loans are currently outstanding from the Company to FACT in the amount of $4,206,889. In November 2000, the creditors of FACT and the Bankruptcy Court approved a Plan of Reorganization for FACT. The plan and other subsequent orders approved by the court allow FACT the flexibility to cause the Company to either sell all of its assets and repay its debt, to the extent it is able, to FACT, or to allow the Company to retain certain assets in connection with pursuing a suitable acquisition candidate. Any debt not extinguished by the sale of the Company's assets may be converted by FACLT into up to an additional 4,000,000 shares of the Company.

         The Company currently has finance receivables of $332,164, as compared to $2,040,565 last year. The receivables at December 31, 2000 consist solely of floor plan receivables and are net of a credit reserve of $65,675. The decrease is due to the sale of SEDA and the aggressive collection of Floor Plan Receivables. After October 1, 2000 no new Floor Plan loans are being made.

         The Company has received all of its funding from FACT. To date it has received total funding of $6,930,832. At December 31, 2000, the Company owes FACT $4,206,889. Subsequent to December 31, 2000, an additional $725,000 payment was made against the loan, reducing the balance to approximately $3,481,889.

         The Company has a shareholder's deficiency consisting of paid-in capital and common stock of $1,951,438 and a deficit of $4,184,227. Equity should remain stable in the first six months of fiscal 2001 as a result of expected break-even operations as the Company decides what actions to take. Further equity increases or decreases thereafter are dependent upon, among other things, any remaining debt being converted to equity, what actions the Company takes with respect to an acquisition of or combination with an ongoing business, or the outright sale of the Company to a new controlling shareholder and whatever its plans may be for the Company.

ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk.

         NONE

ITEM 8.  Financial Statements and Supplementary Data.

         The financial statements of the Company and related notes, together with the report of Kaufman, Rossin & Co., P.A., are set forth in Part IV beginning at page F-1 of this report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         During the year ended December 31, 2000, there were no disagreements with the Company's accountants on accounting and financial disclosure practices.

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

Name                       Age      Position                           Director Since
- --------------             ---      ----------------------             ----------------
Derri Davisson             43       President and Director             October 27, 1999

         Derri Davisson has been President and a Director since October 27, 1999. She has also been Vice President, Operations, of First American Capital Trust, the Company's majority stockholder, since December 1998, and Co-Trustee of the Trust since September 1999. Prior to that she was the Corporate Paralegal and Systems Manager for First American Capital Trust.

         Stephen Miller was Secretary/Treasurer and a Director from October 27, 1999 until June 30, 2000 when he resigned as both an Officer and Director.

         Beneficial Ownership Compliance Reporting

         FACT South, LLC, First American Capital Trust ("FACT"), and Derri Davisson, as Trustee of FACT and director of the Company, filed Form 3s regarding their respective beneficial ownership in and status as director with the Company during 2000, but such filings were not on a timely basis pursuant to
Section 16(a) of the Exchange Act. Stephen Miller, a former director of the Company, did not file a Form 3 or Form 5 with respect to his position as a director with the Company.

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

Name and Principal Position                 Year              Salary            Bonus            Other
- ---------------------------                 ----              ------            -----            -----
Derri Davisson (President-Director          2000                 --                --               --
since October 27, 1999)

J. Stephen Miller (Secretary/Treasurer      2000                 --                --               --
and Director since October 27, 1999)

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth, as of December 31,2000, information regarding the beneficial ownership of shares by each person known by the Company to own five percent or more of the outstanding shares, by each of the directors and executive officers and by the executive officers and directors as a group.

                                        Name and address                Number of Shares
Title of class                      of beneficial owner (1)            Beneficially Owned        % Ownership
- --------------                      ------------------------           ------------------        -----------
Common Stock                        Derri Davisson(2)                      10,000,000               92.85%

Common Stock                        First American Capital
                                    Liquidating Trust(2)                   10,000,000               92.85%

Common Stock                        Sole Officer and                       10,000,000               92.85%
                                    Director as a Group(3)

         (1) Unless otherwise indicated, the address of each person is that of the Registrant at 1400 140th Ave. N., Suite 220, Clearwater, Florida 33762.

         (2) Ms. Davisson is the sole director and President of the Company. First American Capital Liquidating Trust, for which Ms. Davisson is the sole trustee, is the holder of a majority of the voting securities of the Company. First American Liquidating Trust acquired all of the assets of FACT effective January 1, 2001.

         (3)      See notes (1) and (2).

ITEM 13.  Certain Relationships and Related Transactions.

         On December 27, 2000, the Company transferred 100% of the stock in SEDA, Carnet, and FC Holdings to FACT to offset part of the debt that was outstanding from the Company to FACT. FACT approved the transfer as the majority holder of the Company's stock and pursuant to the approved Plan of Reorganization for FACT. The stock was transferred for $1,255,000 to FACT resulting in a reduction of debt owing to FACT of an equal amount. The stock was valued based on a fair market assessment of the underlying assets and liabilities of the three subsidiaries. Carnet and FC Holdings had no assets or liabilities at the time of sale. The value of the sale was attributable to SEDA and was based on the value of its retail automobile portfolio, other loan receivables and cash, net of the amount it owed itself to FACT.

          No officer, director, nominee for election as a director, or associate or such officer, director or nominee is or has been in debt to the Company during the last fiscal year.

                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         Financial Statements and Financial Statement Schedules.
         Financial Statements - December 31, 2000 and 1999.

                                               FIRST CAPITAL RESOURCES.COM, INC.
- --------------------------------------------------------------------------------
                                                                AND SUBSIDIARIES

                                               CONSOLIDATED FINANCIAL STATEMENTS

                                          YEARS ENDED DECEMBER 31, 2000 AND 1999

C O N T E N T S
                                                                                                              Page
- -------------------------------------------------------------------------------------------------------------------
INDEPENDENT AUDITORS' REPORT                                                                                    1

CONSOLIDATED FINANCIAL STATEMENTS

         Balance Sheet                                                                                          2

         Statements of Operations                                                                           3 - 4

         Statements of Changes in Deficiency in Assets                                                          5

         Statements of Cash Flows                                                                           6 - 7

         Notes to Financial Statements                                                                     8 - 19

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
First Capital Resources.Com, Inc.
Clearwater, Florida


We have audited the accompanying consolidated balance sheet of First Capital Resources.Com, Inc. and Subsidiaries as of December 31, 2000, and the related consolidated statements of operations, changes in deficiency in assets and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Capital Resources.Com, Inc. and Subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company has a substantial deficiency in assets. This factor raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company can not continue in existence.





                                                     KAUFMAN, ROSSIN & CO.
                                                 /S/ KAUFMAN, ROSSIN & CO.
Miami, Florida
March 9, 2001

FIRST CAPITAL RESOURCES.COM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2000
==============================================================================

==================================================================================================
ASSETS
==================================================================================================
FINANCE RECEIVABLES (NOTE 5)                                                          $   332,164

CASH                                                                                    1,677,955

LOANS RECEIVABLE (NOTE 6)                                                                      --

PROPERTY AND EQUIPMENT (NOTE 7)                                                                --

REAL ESTATE HELD FOR SALE (NOTE 7)                                                             --

OTHER ASSETS                                                                                   --
- --------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                                                     $ 2,010,119
==================================================================================================

LIABILITIES AND DEFICIENCY IN ASSETS
==================================================================================================

LIABILITIES
==================================================================================================
     Accounts payable and other liabilities                                           $    25,249
     Due to Parent (Note 8)                                                             4,206,889
     Note payable (Note 9)                                                                     --
- --------------------------------------------------------------------------------------------------
              Total liabilities                                                         4,232,138
- --------------------------------------------------------------------------------------------------

COMMITMENTS (NOTE 11)

DEFICIENCY IN ASSETS
     Common stock, $0.001 par value; 100,000,000 shares authorized, 10,770,000
         issued and outstanding                                                            10,770
     Additional paid-in capital                                                         1,951,438
     Deficit                                                                           (4,184,227)
- --------------------------------------------------------------------------------------------------
              Total deficiency in assets                                               (2,222,019)
- --------------------------------------------------------------------------------------------------

     TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                                       $ 2,010,119
==================================================================================================

FIRST CAPITAL RESOURCES.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2000 AND 1999
==============================================================================

                                                                                    2000            1999
============================================================================================================
INTEREST
     Interest, fees and discount accretion income                               $   218,841     $ 1,215,290
     Interest expense                                                              (533,858)       (329,459)
- ------------------------------------------------------------------------------------------------------------
         Net interest income (expense)                                             (315,017)        885,831

PROVISION FOR CREDIT LOSSES ON FINANCE RECEIVABLES                                  (46,909)     (1,682,566)
- ------------------------------------------------------------------------------------------------------------

NET INTEREST LOSS AFTER PROVISION FOR CREDIT LOSSES                                (361,926)       (796,735)
- ------------------------------------------------------------------------------------------------------------

OTHER INCOME
     Sales of automobiles                                                                --         367,067
     Fee income                                                                          --         181,136
     Inventory control services income                                                   --         132,692
     Equity earnings of subsidiaries sold (Note 9)                                  551,233
     Gain on sale of subsidiaries (Note 9)                                          262,545
     Other interest income                                                          175,104          43,862
     Other income                                                                    11,000          61,575
- ------------------------------------------------------------------------------------------------------------
         Total other income                                                         999,882         786,332
- ------------------------------------------------------------------------------------------------------------

OPERATING AND OTHER EXPENSES
     Provision for credit losses on loans to former subsidiaries and
         unrealizable prepaid compensation (Notes 6 and 8)                          277,121       1,632,341
     (Gain)/loss on disposals and impairment of property and equipment              (11,759)        494,705
     Consulting services                                                            232,260         434,341
     Cost of automobiles sold                                                            --         337,960
     Salaries and wages                                                                  --         286,860
     Cost of repossessions                                                           16,785         219,626
     Professional fees                                                               37,353         168,516
     Other operating expenses                                                       110,352         373,693
- ------------------------------------------------------------------------------------------------------------
         Total operating and other expenses                                         662,112       3,948,042
- ------------------------------------------------------------------------------------------------------------

(LOSS) FROM CONTINUING OPERATIONS, BEFORE INCOME TAX BENEFIT                        (24,156)     (3,958,445)

INCOME TAX BENEFIT                                                                       --              --
- ------------------------------------------------------------------------------------------------------------

(LOSS) FROM CONTINUING OPERATIONS                                                   (24,156)     (3,958,445)
- ------------------------------------------------------------------------------------------------------------

DISCONTINUED OPERATIONS (NOTE 4)
     Gain (loss) from operations of discontinued retail car lot and
         telemarketing division, net of income tax benefit of $0                         --         (27,057)
     Gain (loss) on disposal of retail car lot and telemarketing division,
         net of income tax benefit of $0                                             24,371        (191,390)
- ------------------------------------------------------------------------------------------------------------
         Gain (loss) from discontinued operations                                    24,371        (218,447)
- ------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                               $       215     $(4,176,892)
============================================================================================================

                             See accompanying notes.

FIRST CAPITAL RESOURCES.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
YEARS ENDED DECEMBER 31, 2000 AND 1999
==============================================================================

                                                                                2000               1999
=============================================================================================================
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                               11,079,167          10,975,000
=============================================================================================================

NET INCOME (LOSS) PER SHARE:
     From continuing operations                                            $     (0.00)        $     (0.36)
     From discontinued operations                                                 0.00               (0.02)
- -------------------------------------------------------------------------------------------------------------
         Total income (loss) per share                                     $      0.00         $     (0.38)
=============================================================================================================

                             See accompanying notes.

FIRST CAPITAL RESOURCES.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIENCY IN ASSETS
YEARS ENDED DECEMBER 31, 2000 AND 1999
================================================================================

                                                                                Additional
                                                Number           Common           Paid-in
                                              of shares          Stock            Capital          Deficit            Total
==================================================================================================================================
Balance at January 1, 1999                     10,000,000       $ 10,000       $    (9,000)      $    (7,550)       $   (6,550)

Acquisition of net assets of First
     Capital Resources.Com (Note 2)             1,300,000          1,300                --                --             1,300

Contributed capital                                    --             --         1,651,000                --         1,651,000

Imputed interest on advances from Parent
     (Note 8)                                          --             --           308,908                --           308,908

Net loss                                               --             --                --        (4,176,892)       (4,176,892)
- ----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999                   11,300,000         11,300         1,950,908        (4,184,442)       (2,222,234)

Cancellation of previously issued shares         (530,000)          (530)              530                --                --

Net income                                             --             --                --               215               215
- ----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000                   10,770,000       $ 10,770       $ 1,951,438       $(4,184,227)      $(2,222,019)
==================================================================================================================================

FIRST CAPITAL RESOURCES.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000 AND 1999
==============================================================================

                                                                                 2000              1999
===================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                        $       215       $(4,176,892)
- -------------------------------------------------------------------------------------------------------------------
     Adjustments to reconcile net loss to net cash provided by (used in)
         operating activities:
         Depreciation                                                              11,507             5,425
         Imputed interest on advances from Parent                                      --           308,908
         Increase in due to parent due to interest expense                        533,858                --
         Provision for credit losses on finance receivables                        46,909           550,675
         Provision for credit losses on loan receivables
              and prepaid compensation                                                 --         1,402,700
         Loss on impairment                                                            --           129,000
         Loss on disposal of property and equipment                                 1,517           559,844
         Gain on disposal of real estate held for sale                            (13,276)               --
         Gain on disposal of subsidiaries sold                                   (262,545)               --
         Decrease (increase) in other assets                                       73,274           (72,780)
         (Decrease) increase in accounts payable                                 (143,406)          168,655
- -------------------------------------------------------------------------------------------------------------------
              Total adjustments                                                   247,838         3,052,427
- -------------------------------------------------------------------------------------------------------------------
                  Net cash provided by (used in) operating activities             248,053        (1,124,465)
- -------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash paid for purchase of assets of American Marketing
         of South Florida                                                              --          (100,000)
     Capital expenditures                                                              --           (62,899)
     Proceeds from the sale of office equipment                                     7,426                --
     Purchase of finance contracts                                                      0        (2,611,849)
     Proceeds from the repayment of finance contracts                           1,034,371           564,180
     (Decrease) increase in floor plan receivables                                157,695        (1,860,327)
- -------------------------------------------------------------------------------------------------------------------
                  Net cash provided by (used in) investing activities           1,199,492        (4,070,895)
- -------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     (Decrease) increase in due to Parent                                        (361,501)        5,288,832
     Principal paydowns on note payable                                            (4,604)           (7,720)
     Capital contributed by shareholders                                               --           389,054
- -------------------------------------------------------------------------------------------------------------------
                  Net cash (used in) provided by financing activities            (366,105)        5,670,166
- -------------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH                                                            1,081,440           474,806

CASH - BEGINNING OF YEAR                                                          596,515           121,709
- -------------------------------------------------------------------------------------------------------------------

CASH - END OF YEAR                                                            $ 1,677,955       $   596,515
===================================================================================================================

                             See accompanying notes.

FIRST CAPITAL RESOURCES.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000 AND 1999
==============================================================================

                                                                                   2000            1999
===========================================================================================================
     Supplemental Disclosures of Non-Cash Transactions:
- -----------------------------------------------------------------------------------------------------------

     Relinquishment of certain real property and related note payable            $  171,000      $       --
===========================================================================================================

     Cancellation of previously issued shares                                    $      530      $       --
===========================================================================================================

     Conversion of debt owed to Parent                                           $       --      $1,047,752
===========================================================================================================

     Finance contracts contributed to capital                                    $       --      $   79,292
===========================================================================================================

     Property and equipment contributed to capital                               $       --      $  134,902
===========================================================================================================

     Interest paid                                                               $       --      $   20,551
===========================================================================================================

     Note receivable obtained in exchange for assets of Carnet                   $       --      $   80,000
===========================================================================================================

     Partial repayment of due to parent in connection with the sale of
         subsidiaries (Note 9)                                                   $1,254,300      $   80,000
===========================================================================================================

FIRST CAPITAL RESOURCES.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES
- --------------------------------------------------------------------------------



         CONSOLIDATION

         The consolidated financial statements include the accounts of First Capital Resources.Com, Inc. and its Subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated in consolidation.

         BUSINESS ACTIVITY

         The Company operates as a commercial finance company providing fee based floor plan lending to pre-owned automobile dealerships throughout South Florida. Effective October 1, 2000, the Company terminated new funding on all floor plan agreements. The Company also operated as a consumer finance company specializing in the purchase and servicing of sub-prime automobile loans, which was sold to the Parent during 2000 (Note 9). For the year ended December 31, 2000 all interest and fee income pertained to floor plan lending activities. During 1999, the Company also owned and operated a pre-owned automobile dealership which was discontinued in 1999 (Note 4). Automobile loans and floor plan lending activities represented approximately 60% and 40% of interest and discount accretion income respectively for the period ended December 31, 1999, and floor plan lending activities resulted in all of the fee income.

         Although not its principal business activity, the Company has provided inventory control services and other non-traditional funding services, principally unsecured lending to a certain yacht brokerage company and unsecured lending to certain of its dealership customers.

         CONCENTRATIONS

         Six customers comprised the total balance in floor plan receivables and two customers accounted for approximately 78% of floor plan receivables at December 31, 2000.

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

- --------------------------------------------------------------------------------
NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
- --------------------------------------------------------------------------------

         USE OF ESTIMATES

         The accounting and reporting policies of the Company are in conformity with accounting principles generally accepted in the United States and general practices within the finance industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses for the periods presented. Actual results could differ from those estimates.

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

         The reserve for uncollectible loans receivable is an estimate which was established through charges to earnings upon evaluation of the outstanding loans receivable at December 31, 2000. Management's judgement in determining the adequacy of this reserve was based upon several factors which include, but are not limited to, the nature of the loans receivable, the availability of collateral, the financial strength of each respective debtor, and the ability of the Company to effectuate collection of the loans receivable. It is reasonably possible the Company's estimate of the reserve for non-collectible loans receivable could materially change in the near future.

         Realization of the deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Management believes, based upon the short operating period of the Company and the bankruptcy of the 92.85% Parent of the Company (Note 3), among other things, the uncertainty of generating taxable income is such that it is more likely than not that none of the deferred tax asset will be realized, and accordingly has established a valuation allowance of $713,000 fully offsetting this asset. It is reasonably possible the Company's estimate of realizability of the deferred tax asset could materially change in the near term.

- --------------------------------------------------------------------------------
NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
- --------------------------------------------------------------------------------

         REVENUE RECOGNITION

         Interest income on automobile loans consists of both contractual interest and purchase discount accretion and is recognized over the contractual term of the finance contracts using the interest method. Purchase discount represents the differential, if any, between the amount financed on a loan contract and the price paid by the Company to acquire the loan contract, net of any acquisition costs. Interest income for the year ended December 31, 2000 amounted to $702,492, which is included in the consolidated statement of operations as equity in earnings of subsidiaries sold.

         Interest income that would have been recorded on non-accrual loans if they were performing in accordance with their terms was approximately $73,000 for the period ended December 31,1999.

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

         In cases where the dealers' holdbacks are not adequate to cover potential losses, the Company establishes an allowance for losses by charging a provision against earnings.

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

- --------------------------------------------------------------------------------
NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
- --------------------------------------------------------------------------------

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

- --------------------------------------------------------------------------------
NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
- --------------------------------------------------------------------------------

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

- --------------------------------------------------------------------------------
NOTE 2.  RECAPITALIZATION
- --------------------------------------------------------------------------------

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

         On December 27, 2000, FACT South entered into a compromise agreement with FACT pursuant to which FACT South satisfied and retired a portion of the indebtedness owed by FACT South to FACT by transferring all its assets to FACT. FACT South's primary asset was 10,000,000 shares of stock in the registrant, accounting for approximately 92.85% of the issued and outstanding stock of the registrant.

- --------------------------------------------------------------------------------
NOTE 3.  GOING CONCERN
- --------------------------------------------------------------------------------

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has a substantial deficiency in assets. It is reasonably possible that FACT, the principal source of liquidity for the Company, may not provide additional capital to the Company and/or may demand repayment of the amount due to Parent. Should such demand be made, the Company would literally not have the ability to repay such amount.

         In November of 2000, the creditors of Parent and the Bankruptcy Court approved a Plan of Reorganization. The Plan calls for the transfer of all of Parent's assets, including the 10,000,000 shares of the Company and the amount the Company owes to Parent as at December 31st of approximately $4,200,000, to a new entity, the First American Capital Liquidating Trust ("FACLT"). This transfer was completed January 1, 2001. The Plan and subsequent Court approved Orders provide the Company with the flexibility to sell some or all of its remaining assets to FACLT against the remaining debt outstanding. To the extent that the debt is not fully repaid, up to an additional 4,000,000 shares in the Company may be issued to FACLT to satisfy any remaining debt. The Company may leave certain assets in the Company if an appropriate merger or acquisition candidate can be located or it may sell all of the assets and sell the Company as is without any assets or liabilities. No final decision has been made.

- --------------------------------------------------------------------------------
NOTE 4.  DISCONTINUED OPERATIONS
- --------------------------------------------------------------------------------

         During 1999, the Company discontinued the operations of two separate segments of its business. One, operating under the name American Marketing of South Florida (American), was a telemarketing business, the other, operating under the name Carnet, was a used car dealership. During 2000, Carnet and American were sold to the Parent (See Note 9).

         AMERICAN

         On July 1, 1999, the Company agreed to acquire the operations and substantially all of the operating assets of American in exchange for $100,000 cash and 82,500 shares of the Company's common stock. For several months, the Company funded losses of American while trying to restructure the management and operations of American. The Company was not successful in achieving profits and on December 30, 1999 (Measurement Date) American's operations were discontinued. At December 31, 1999, American has no significant assets remaining and approximately $56,000 in liabilities. For the period from July 1, 1999 through the measurement date, American's operations were as follows:

                                            2000             1999
         ===========================================================
         Revenues                         $ 48,731        $ 155,957
         Operating expenses                 (8,197)        (274,379)
         -----------------------------------------------------------

         Net income (loss)                $ 56,928        ($118,422)
         ===========================================================

- --------------------------------------------------------------------------------
NOTE 4.  DISCONTINUED OPERATIONS (CONTINUED)
- --------------------------------------------------------------------------------

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

         For the period from January 1, 1999 to July 5, 1999 Carnet's operations resulted in the following:

                                            2000             1999
         ===========================================================
         Revenues                         $     --        $ 368,543
         Operating expenses                (16,163)        (485,030)
         -----------------------------------------------------------
         Net loss                         $(16,163)       $(116,487)
         ===========================================================

         At December 31, 1999, the $36,547 in recovered automobile inventory is included in other assets. There are no other significant assets or liabilities related to Carnet.

- --------------------------------------------------------------------------------
NOTE 5.  FINANCE RECEIVABLES
- --------------------------------------------------------------------------------

         Finance receivables at December 31, 2000 consisted of the following:



         ==================================================================
         Automobile finance receivables                           $      --
         Less: unearned interest                                         --
         ------------------------------------------------------------------
         Principal balance                                               --
         Less: purchase discounts                                        --
         ------------------------------------------------------------------
         Total automobile finance receivables                            --
         Floor plan finance receivables                             343,747
         ------------------------------------------------------------------
         Total finance receivables                                  343,747
            Allowance for credit losses                             (11,583)
         ------------------------------------------------------------------

                 Finance receivables, net                         $ 332,164
         ==================================================================

- --------------------------------------------------------------------------------
NOTE 5.           FINANCE RECEIVABLES (CONTINUED)
- --------------------------------------------------------------------------------

         Changes in the allowance for credit losses were as follows:

         ==================================================================
         Balance - January 1, 2000                                $  65,675
         Provisions charged to operations                            46,909
         Finance contracts charged off                             (101,001)
         ------------------------------------------------------------------

         Balance - December 31, 2000                              $  11,583
         ==================================================================

- --------------------------------------------------------------------------------
NOTE 6.  LOANS RECEIVABLE
- --------------------------------------------------------------------------------

         Loans receivable at December 31, 2000 consisted of the following:

         10% unsecured note receivable due from a yacht brokerage
              company, interest due monthly, principal due September
              2002                                                                            1,000,000
         Non-interest bearing advance receivable due from a former
              officer and director, unsecured                                                   135,000
         Non-interest bearing loans receivable from a former officer,
              unsecured, due on demand                                                           60,122
         Non-interest bearing loan receivable due from a former
              director, unsecured                                                                70,000
         10% loan receivable from a former officer's wife, unsecured,
              due on demand                                                                      58,000
         10% receivable due from the acquirer of Carnet, unsecured                               43,453
         12% non-interest bearing loans receivable from a former
              officer, unsecured                                                                 16,950
         18% advances receivable from a pre-owned automobile
              dealership, unsecured                                                              11,725
                                                                                             ----------
         Loans receivable, fully reserved                                                     1,395,250
         Less allowance for losses on loans receivable                                       (1,395,250)
         ----------------------------------------------------------------------------------------------
                                                                                            $        --
         ==============================================================================================

              PROPERTY AND EQUIPMENT AND REAL ESTATE HELD FOR SALE

         Property and equipment at December 31, 2000 consisted of the following:


         ==============================================================
         Equipment                                           $   15,616
         Less accumulated depreciation                          (15,616)
         --------------------------------------------------------------
                                                             $       --
         ==============================================================

         Depreciation expense amounted to $11,507 and $5,425 for the years ended December 31, 2000 and 1999, respectively.

         REAL ESTATE HELD FOR SALE

         On September 30, 2000 the Company, with the consent of the Board of Directors, exercised its option to not to complete the transfer of title on the Lake Worth property owned by Stargate Property Management, Inc. ("Stargate"), a company related to the previous management. As a result of not exercising the transfer, the property and related note payable were transferred back to Stargate, resulting in approximately $15,000 in gain which is included in gain on disposals and impairment of property and equipment for the year ended December 31, 2000.

- --------------------------------------------------------------------------------
NOTE 8.  RELATED PARTY TRANSACTIONS
- --------------------------------------------------------------------------------

         FUNDING

         Since the inception of the Company's operating subsidiaries, the Company has received substantial funding from FACT. As of December 31, 2000, approximately $9,148,000 has been infused by FACT into the Company, either through advances or capital contributions. Of this amount, the Company has recorded cash disbursements of approximately $2,715,000 as repayments of advances from FACT. However, these amounts were not returned to FACT, but were actually paid to an individual who is the former CEO and President of the Company and a former Trustee of FACT, at the direction of this individual. FACT is currently seeking repayments of these amounts from this individual.

         Effective January 1, 1999, advances due to FACT of $1,047,752 were contributed to capital. At December 31, 2000 advances due to FACT aggregated $4,206,889 and are reflected as Due to Parent. For 1999, these advances were non-interest bearing and the Company has imputed interest at a rate of 9.75% per annum. Effective January 1, 2000, these advances became interest bearing at 9.75% per annum; both principal and accrued interest ($533,858 for 2000) are due upon demand.

- --------------------------------------------------------------------------------
NOTE 8.  RELATED PARTY TRANSACTIONS (CONTINUED)
- --------------------------------------------------------------------------------

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

         MANAGEMENT FEES

         During 2000, the Company paid the Parent $63,100 in management fees. These fees represent reimbursement for the use of the Parent's office facilities, employees and supplies. Management fees are included in the consolidated statement of operations under professional fees.

- --------------------------------------------------------------------------------
NOTE 9.  DIVESTITURE
- --------------------------------------------------------------------------------

         On December 27, 2000, the board of directors of the Company approved the partial repayment of certain indebtedness in the amount of $1,254,300 to the Parent by transferring 100% of the issued and outstanding stock of certain assets to the Parent. The transfer included the Company's shares of three wholly owned subsidiaries, Southeast Dealer Acceptance, Inc. (SEDA"), Carnet, Inc. ("Carnet") and FC Holdings, Inc. ("FCH"). As a result of this transaction the Company recognized a gain of approximately $263,000, which is included as a component of other income in the consolidated statement of operations. Revenues, operating losses, and net income (net losses) for 1999 and 2000 were as follows:

                                            2000                 1999
         ===============================================================
         Net Revenues
         SEDA                             $ 797,206         $    759,958
         Carnet                                  --              368,543
         FCH                                     --              155,957
         ---------------------------------------------------------------
                                            797,206            1,284,458
         ---------------------------------------------------------------

         Net income (loss)
           SEDA                             551,233             (817,888)
           Carnet                                --             (121,529)
           FCH                                   --             (369,388)
         ---------------------------------------------------------------
                                            551,233           (1,308,805)
         ---------------------------------------------------------------

- --------------------------------------------------------------------------------
NOTE 10. INCOME TAXES
- --------------------------------------------------------------------------------

         The components of the income tax benefit for the years ended December 31, 2000 and 1999 are as follows:

                                                      2000            1999
                                                      ----            ----

Deferred tax assets                                   $ --          1,572,000
         Change in valuation allowance                  --         (1,572,000)
         ----------------------------------------------------------------------

         Income taxes                                 $ --
         ======================================================================

         The differences between the income tax benefit and the amount computed by applying the federal statutory income tax rate of 34% to loss from continuing operations and loss from discontinued operations are as follows:

                                                      2000            1999
                                                      ----            ----

         Tax benefit at U.S. statutory rates            --        $(1,342,000)
         State income tax benefit                       --           (230,000)
         Change in valuation allowance                  --          1,572,000
         -----------------------------------------------------------------------

         Income tax benefit                             --        $        --
         =======================================================================

         At December 31, 2000, the Company had deferred tax assets of approximately $1,572,000, principally from net operating loss carryforwards and allowances for credit losses. The deferred tax assets are offset by a valuation allowance in the same amount.

         Deferred tax assets, net of a valuation allowance, are recorded when management believes it is more likely than not that tax benefits will be realized. The change in the valuation allowance was based upon the consistent application of management's valuation procedures and current circumstances surrounding its future realization.

         The Company and its subsidiaries file consolidated income tax returns. As of December 31, 2000, the Company had consolidated net operating loss carryforwards of approximately $2,450,000 that will expire in 2019.

- --------------------------------------------------------------------------------
NOTE 11. COMMITMENTS
- --------------------------------------------------------------------------------

         The Company leased its office and warehouse facilities under two separate non-cancelable operating leases. The Company negotiated with its landlord to cancel the remaining terms of these leases, as it is no longer operating at any of these facilities. The Company's premises are located at the Parent's office facilities.

         Total rent expense amounted to $43,815 and $48,356 in 2000 and 1999, respectively.

- --------------------------------------------------------------------------------
NOTE 12. COMMON STOCK
- --------------------------------------------------------------------------------

         Effective August 1, 2000, the Company, with the consent of the board of directors cancelled 530,000 previously issued shares due to nonpayment.

- --------------------------------------------------------------------------------
NOTE 13. SEGMENT INFORMATION
- --------------------------------------------------------------------------------

         The Company principally operates as a finance company. The finance segment purchases automobile finance contracts from pre-owned automobile dealerships and finances dealership floor plan loans. The Company operated during 1999, as a used car dealership, which was sold to the Parent on December 27, 2000 (Note 9), while the used car dealership segment sells used automobiles, vans and light trucks to consumers. Additionally, the Company operated a telemarketing business during 1999. The Company's telemarketing segment primarily telemarketed mortgage and other types of loans. The telemarketing segment was closed on December 30, 1999 (Note 4). Revenues, operating losses, net losses and identifiable assets for 2000 and 1999 were as follows:

                                                                       2000                  1999
         ===========================================================================================
         Net Interest Income (Expense)
           Finance                                                 $   (315,017)        $    885,831
           Used car                                                          --                   --
           Telemarketing                                                     --                   --
         -------------------------------------------------------------------------------------------
                                                                       (315,017)             885,831
         -------------------------------------------------------------------------------------------

         Other Revenues
           Finance                                                      950,920              261,832
           Used car                                                          --              368,543
           Telemarketing                                                     --              155,957
         -------------------------------------------------------------------------------------------
                                                                        950,920              786,332
         -------------------------------------------------------------------------------------------

         Loss from continuing operations
           Finance                                                      (73,118)          (3,723,536)
           Used car                                                          --             (116,487)
           Telemarketing                                                     --             (118,422)
         -------------------------------------------------------------------------------------------
                                                                        (73,118)          (3,958,445)
         -------------------------------------------------------------------------------------------

         Gain (loss) from discontinued operations
           Finance                                                           --                   --
           Used car                                                     (16,163)            (110,123)
           Telemarketing                                                 40,534             (108,324)
         -------------------------------------------------------------------------------------------
                                                                         24,371             (218,447)
         -------------------------------------------------------------------------------------------

         Net income (loss)
           Finance                                                      (73,118)          (3,723,536)
           Used car                                                      11,529             (174,982)
           Telemarketing                                                 61,804             (278,374)
         -------------------------------------------------------------------------------------------
                                                                            215           (4,176,892)
         -------------------------------------------------------------------------------------------

         Identifiable assets
           Finance                                                    2,010,119            3,386,976
           Used car                                                          --               36,548
           Telemarketing                                                     --                  609
         -------------------------------------------------------------------------------------------
                                                                      2,010,119            3,424,133
         -------------------------------------------------------------------------------------------

         Reports on Form 8-K.
         ---------------------
         A Report on Form 8-K was filed on January 26, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         FIRST CAPITAL RESOURCES.COM, INC.



Date:  March 31, 2001               By:  /S/ Derri Davisson
                                         --------------------------------------
                                         Derri Davisson, President and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  March 31, 2001               By:  /S/ Derri Davisson
                                         --------------------------------------
                                         Derri Davisson, President and Director