Form 10QSB
period 2001-03-31
FIRST CAPITAL RESOURCES COM INC
filed 2001-05-15
CIK 894538

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                                   SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001


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

      4500 140th Ave. N., Suite 220
      Clearwater, Florida                                     33762
      (Address of principal executive offices)              (Zip Code)

        Registrant's telephone number, including area code (727) 536-5966

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                  Class                     Outstanding as of March 31, 2001
                  -----                     --------------------------------

$.001 PAR VALUE CLASS A COMMON STOCK                10,770,000 SHARES

                       FIRST CAPITAL RESOURCES.COM, INC.

                                      INDEX



Part I.  Financial Information                                           Page #
                                                                         ------
  Item 1.  Financial Statements
    Condensed consolidated balance sheet - March 31, 2001 and
       year ended December 31, 2000                                           3
    Condensed consolidated statement of operations - Three months
       ended March 31, 2001, and three months ended March 31, 2000            4
    Condensed consolidated statement of cash flows - Three months
       ended March 31, 2001, and three months ended March 31, 2000            5
    Notes to condensed consolidated financial statements                      6

Item 2.  Management's Discussion and Analysis                                 7

Part II.  Other Information                                                   8

Signatures                                                                    9


      See notes to condensed consolidated financial statements - unaudited

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


                        FIRST CAPITAL RESOURCES.COM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      MARCH 31, 2001, AND DECEMBER 31, 2000

                                                       March 31, 2001    December 31, 2000
                                                        (Unaudited)          (Audited)
ASSETS:

Finance receivables, net                                $   159,716         $   332,164
Cash                                                      1,145,305           1,677,955
                                                        -----------         -----------

TOTAL ASSETS                                            $ 1,305,021         $ 2,010,119
                                                        ===========         ===========


LIABILITIES AND DEFICIENCY IN ASSETS:
Liabilities:
Accounts payable and other liabilities                       22,889              25,249
Due to parent company                                     3,572,569           4,206,889
                                                        -------------------------------

TOTAL LIABILITIES                                         3,595,458           4,232,138

Deficiency in assets:
Common stock, par value $.001 per share;
100,000,000 shares authorized, 10,770,000 shares
issued and outstanding                                       10,770              10,770
 Additional paid-in capital                               1,951,438           1,951,438
 Accumulated Deficit                                     (4,252,645)         (4,184,227)
                                                        -------------------------------

Total Deficiency in Assets                               (2,290,437)         (2,222,019)

TOTAL LIABILITIES AND DEFICIENCY IN
ASSETS                                                  $ 1,305,021         $ 2,010,119
                                                        ===========         ===========

      See notes to condensed consolidated financial statements - unaudited

                        FIRST CAPITAL RESOURCES.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                             PERIODS ENDING MARCH 31
                                   (UNAUDITED)


                                         Three months         Three months
                                            ended                ended
                                        March 31, 2001       March 31, 2000
                                        -----------------------------------

REVENUES:
Loan interest and fee income             $     48,170         $    313,254
Less: Interest expense                        (90,680)            (129,188)

                                         ------------         ------------
Net Interest (Expense) Income            $    (42,510)        $    184,066
                                         ------------         ------------



GENERAL AND ADMINISTRATIVE
  EXPENSES                                     25,908              199,331
                                         ------------         ------------



Loss before income taxes                      (68,418)             (15,265)
Income taxes                                       --                   --
                                         ------------         ------------
Net loss                                      (68,418)             (15,265)
                                         ============         ============

Net loss per share                       $       0.01         $       0.00

Weighted average number of shares          10,770,000           11,300,000
   outstanding

      See notes to condensed consolidated financial statements - unaudited

FIRST CAPITAL RESOURCES.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

=====================================================================================================================
                                                                                           2001                2000
                                                                                           ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:

         Net loss                                                                        (68,418)            (15,265)
---------------------------------------------------------------------------------------------------------------------
         Adjustments to reconcile net loss to net cash provided by (used in )
                  operating activities:
                  Depreciation                                                                --               6,699
                  Accrued interest on advances from Parent                                90,680             129,188
                  Accretion of discount and unearned interest on
                    finance contracts                                                         --            (228,202)
                  Decrease in other assets                                                    --              38,506
                  Decrease in accounts payable                                            (2,360)             (4,893)
---------------------------------------------------------------------------------------------------------------------
                           Total adjustments                                              88,320             (58,702)
---------------------------------------------------------------------------------------------------------------------
                  Net cash provided by (used in) operating activities                     19,902             (73,967)
---------------------------------------------------------------------------------------------------------------------

CASH FLOW FROM INVESTING ACTIVITIES:
         Amounts from the repayment of loans receivable                                       --                 959

         Amounts from the repayment of finance contracts                                 172,448             324,778
         Decrease in floor plan receivables                                                   --             558,945
---------------------------------------------------------------------------------------------------------------------
                           Net cash provided by investing activities                     172,448             884,682
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Amounts (repaid to) advanced by Parent Company                                 (725,000)             15,178
         Repayments of long-term debt                                                         --              (2,067)
---------------------------------------------------------------------------------------------------------------------
                           Net cash provided by (used in) financing
                           activities                                                   (725,000)             13,111
---------------------------------------------------------------------------------------------------------------------

NET (DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS                                                                        (532,650)            823,826

CASH AND EQUIVALENTS - BEGINNING OF PERIOD                                             1,677,955             596,515
---------------------------------------------------------------------------------------------------------------------

CASH AND EQUIVALENTS - END OF PERIOD                                                 $ 1,145,305         $ 1,420,341
=====================================================================================================================

Supplemental Disclosures:

Interest Paid                                                                        $        --         $        --
                                                                                     ===========         ===========

Income Taxes Paid                                                                    $        --         $        --
                                                                                     ===========         ===========


      See notes to condensed consolidated financial statements - unaudited

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operations for the quarter ended March 31, 2001, are not necessarily indicative of the results that can be expected for the year ended December 31, 2001.

The financial data at December 31, 2000 is derived from audited financial statements which are included in the Company's form 10-KSB and should be read in conjunction with the audited financial statements and the notes thereto.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidation - The condensed consolidated financial statements include First Capital Resources.Com, Inc., and its subsidiary Affordable Dealer Services, Inc. The comparative consolidated financial statements also include the results from Southeast Dealer Acceptance, Inc. ("SEDA"), Carnet, Inc. ("Carnet") and FC Holdings, Inc. ("FCH"). These subsidiaries were sold in December 2000 and therefore are not included in the Statement of Operations for the period ended March 31, 2001. All material intercompany accounts and transactions have been eliminated.


3.       GOING CONCERN UNCERTAINTIES

The Company sustained substantial operating losses and negative cash flows from operations from inception through December 31, 1999. Shortly thereafter, operating losses were minimized and during fiscal year 2000, operations remained essentially at a break even level. Although subsidiaries have either been sold or are being liquidated, the Company still has negative shareholders equity and debts greater than its assets. Substantially all of the Company's debt is owed to its majority shareholder, First American Capital Liquidating Trust ("FACLT"). First American Capital Trust ("FACT") filed for relief from creditors under Chapter 11 of the United States Bankruptcy Code in September 1999 and subsequently confirmed a Plan of Reorganization in November 2000.

The Plan of Reorganization calls for the transfer of all of FACT's assets to FACLT, continued liquidation of the Company's assets and payment of the debt to FACT to the extent possible. It is possible that certain assets may remain in the Company as part of a merger with or acquisition of another business or an outright sale of the Company. FACLT has agreed to convert, if necessary, any debt not fully repaid into up to an additional 4,000,000 shares in the Company.


4.       EARNINGS PER SHARE

Basic and diluted earnings per share were computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period.




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


RESULTS OF OPERATIONS

Net revenues

Net interest (expense) income decreased from $184,066 for the three-month period ended March 31, 2000 to ($42,510) for the three months ended March 31, 2001. The decrease is due primarily to the fact that revenues from Southeast Dealers Acceptance were not included in this quarter's earnings as the subsidiary was sold to FACT prior to December 31, 2000. SEDA had net revenues of $268,141 for the three-month period this year that was included in interest revenue for the three months ended March 31, 2000. The interest revenue in the period ended March 31, 2001 and the corresponding period last year was offset by interest expense that was accrued on the intercompany loan owing from the Company to FACT. The interest expense this year was lower due to the reduction in the amount owing to FACT as compared to last year.

Revenues from Affordable Dealer Services are also slowly declining as the amount of dealer loans currently outstanding has fallen from approximately $790,000 at March 31, 2000 to $332,164 at December 31, 2000 to $159,716 at March 31, 2001.
New Dealer loans are not being made. Net revenues from ADS will continue to decline over the course of the remainder of the fiscal year. Floor planning fee income was $27,025 for the three months ended March 31, 2001 as compared to $85,912 for the same period last year.

Net expenses

Net expenses for the three months ended March 31, 2001 were $25,908 as compared to $199,331 for the comparable three months last year, a reduction of $173,423. Repossession and towing expenses have decreased significantly from $30,960 last year to $0 this period due to the sale of SEDA. General & Administrative expenses are significantly lower in the three months ending March 31, 2000 because $101,352 was included from SEDA which was sold in December 2000. Additionally professional fees have been reduced significantly as compared to last year. Net expenses of $25,908 include management fees paid to FACLT of $13,500.

Expenses should decline slightly through the end of the fiscal year unless a merger or acquisition candidate is found in which case expenses will be reflective of the business acquired.

The net loss for the period was $68,418 as compared to a loss of $15,265 for the three-month period last year. This increased loss is due to the fact that net interest income declined by a larger amount than the reduction in net expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company currently has $1,145,305 of cash on hand and another $159,716 in other loans and receivables against approximately $22,889 in accounts and notes payable. However the Company is currently indebted to its majority shareholder, FACLT in the amount of $3,572,569. As was disclosed in the previous Report on Form 10-KSB and in the notes to these financial statements, FACT recently confirmed a Plan of Reorganization to emerge from Chapter 11. The Plan contemplates, among other things, a liquidation of the assets of the Company and repayment, to the extent possible, of the loans owing to FACLT(the successor to FACT) and a conversion of all or part of the debt to additional shares in the Company. Further, as stated in the Plan, the Company will continue to pursue an acquisition of or combination with an ongoing business or an outright sale of the Company to a new controlling shareholder. In doing so certain assets may remain with the Company as part of a merger, acquisition or outright sale.


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

None

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits required by Item 601 of Regulation S-K

         The following exhibits are followed as part of this report:

         Exhibits:

         None

(b)      Reports on Form 8-K

         A Form 8-K was filed by the Company on January 26, 2001, concerning
        (i) the transfer of certain assets by the Company in connection with the payments of certain debts of the Company, and (ii) a change of direct control of the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         FIRST CAPITAL RESOURCES.COM, INC.



Date:  May 15, 2001                      By:      /S/ Derri Davisson
                                              ----------------------------------
                                                 Derri Davisson, President