Form 10QSB
period 2001-06-30
FIRST CAPITAL RESOURCES COM INC
filed 2001-08-14
CIK 894538

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                                   SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                                   SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission File No. 33-55254-28

                        FIRST CAPITAL RESOURCES.COM, INC.
             (Exact name of Registrant as specified in its charter)

                  NEVADA                                       87-0438641
         (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                  Identification Number)

          4500 140th Ave. N., Suite 220
              Clearwater, Florida                               33762
     Address of principal executive offices)                 (Zip Code)

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                  Class                        Outstanding as of June 30, 2001
                  -----                        -------------------------------

$.001 PAR VALUE CLASS A COMMON STOCK                 10,770,000 SHARES

                        FIRST CAPITAL RESOURCES.COM, INC.

                                      INDEX



Part I.  Financial Information                                                   Page #
                                                                                 ------
  Item 1.  Financial Statements
    Condensed consolidated balance sheet - June 30, 2001 and
       year ended December 31, 2000                                                  3
    Condensed consolidated statement of operations - Three and Six months            4
       ended June 30, 2001, and three and six months ended June 30, 2000
    Condensed consolidated statement of cash flows - Six months                      5
       ended June 30, 2001, and six months ended June 30, 2000
    Notes to condensed consolidated financial statements                             6

Item 2.  Management's Discussion and Analysis                                    7 - 8

Part II.  Other Information                                                          8

Signatures                                                                           9


      See notes to condensed consolidated financial statements - unaudited

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


                  FIRST CAPITAL RESOURCES.COM, INC. & SUBSIDIARY
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2001, AND DECEMBER 31, 2000

                                                         June 30, 2001       December 31, 2000
                                                          (Unaudited)           (Audited)
ASSETS:

Finance receivables, net                                  $    77,748           $   332,164
Cash                                                        1,248,609             1,677,955
                                                          -----------           -----------

TOTAL ASSETS                                              $ 1,326,357           $ 2,010,119
                                                          ===========           ===========


LIABILITIES AND DEFICIENCY IN ASSETS:
Liabilities:
Accounts payable and other liabilities                          2,888                25,249
Due to parent company                                       3,613,282             4,206,889
                                                          -----------           -----------

TOTAL LIABILITIES                                           3,616,170             4,232,138

Deficiency in Asset:
Common stock, par value $.001 per share;
100,000,000 shares authorized, 10,770,000 shares
issued and outstanding                                         10,770                10,770
 Additional paid-in capital                                 1,951,438             1,951,438
 Accumulated Deficit                                       (4,252,021)           (4,184,227)
                                                          -----------           -----------

Total Deficiency in Assets                                 (2,289,813)           (2,220,019)

TOTAL LIABILITIES AND DEFICIENCY IN
ASSETS                                                    $ 1,326,357           $ 2,010,119
                                                          ===========           ===========


         See notes to condensed consolidated financial statements - unaudited

                 FIRST CAPITAL RESOURCES.COM, INC. & SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE PERIODS ENDING JUNE 30
                                   (UNAUDITED)

                                                      Six months ended                            Three months ended
                                               2001                    2000                  2001                   2000
                                           ---------------------------------------------------------------------------------


REVENUES:
Loan interest and fee income               $    161,425           $    709,221           $    113,255           $    395,967
Less: Interest expense                         (176,393)              (261,622)               (85,713)              (132,434)

                                           ------------           ------------           ------------           ------------
Net Revenue                                $    (14,968)          $    447,599           $     27,542           $    263,533
                                           ------------           ------------           ------------           ------------


OPERATING AND OTHER EXPENSES:


G & A expenses                                   52,826                464,917                 26,918                265,586
                                           ------------           ------------           ------------           ------------
Total expenses                                   52,826                464,917                 26,918                265,586
                                           ------------           ------------           ------------           ------------


Income (loss) before income taxes               (67,794)               (17,318)                   624                 (2,053)
Income tax expense                                   --                     --                     --                     --
Net income (loss)                               (67,794)               (17,318)                   624                 (2,053)
                                           ============           ============           ============           ============

Net income (loss) per share                $       0.01           $       0.00           $       0.00           $       0.00

Weighted average number of shares            10,770,000             11,300,000             10,770,000             11,300,000
   Outstanding

         See notes to condensed consolidated financial statements - unaudited



FIRST CAPITAL RESOURCES.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30 (UNAUDITED)

=============================================================================================================


=============================================================================================================
                                                                                  2001                 2000
                                                                                  ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:

         Net loss                                                               (67,794)            (17,318)
-------------------------------------------------------------------------------------------------------------
         Adjustments to reconcile net loss to net cash
                  (used in ) operating activities:
                  Depreciation                                                        --               7,218
                  Imputed interest on advances from Parent                       176,393             261,622
                  Accretion of discount and unearned interest on
                  finance contracts                                                   --            (410,577)
                  Decrease in other assets                                            --              45,506
                  Increase (decrease) in accounts payable                        (22,361)              9.245
-------------------------------------------------------------------------------------------------------------
                           Total adjustments                                     154,032             (86,986)
-------------------------------------------------------------------------------------------------------------
                  Net cash provided by (used in) operating activities             86,238            (104,304)
-------------------------------------------------------------------------------------------------------------

CASH FLOW FROM INVESTING ACTIVITIES:
         Amounts from the repayment of loans
         receivable                                                                   --              28,749
         Amounts from the repayment of finance
         contracts                                                                                   627,528
         Decrease in floor plan receivables                                      254,416             680,686
-------------------------------------------------------------------------------------------------------------
                  Net cash provided by investing activities                      254,416           1,336,963
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Amounts repaid to Parent Company                                       (770,000)             (7,440)
         Repayments of notes payable                                                  --              (3,473)
-------------------------------------------------------------------------------------------------------------
                  Net cash used in financing activities                         (770,000)            (10,913)
-------------------------------------------------------------------------------------------------------------

NET INCREASE(DECREASE) IN CASH                                                  (429,346)          1,221,746

CASH - BEGINNING OF PERIOD                                                   $ 1,677,955             596,515
-------------------------------------------------------------------------------------------------------------

CASH - END OF PERIOD                                                         $ 1,248,609         $ 1,818,261
                                                                             ================================

(SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED)

(SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED)


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

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operations for the six months ended June 30, 2001, are not necessarily indicative of the results that can be expected for the year ended December 31, 2001.

The financial data at December 31,2000 is derived from audited financial statements which are included in the Company's Annual Report of Form 10-KSB and should be read in conjunction with the audited financial statements and the notes thereto.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidation - The condensed consolidated financial statements include First Capital Resources.Com, Inc., and its subsidiary Affordable Dealer Services, Inc. (Affordable). All material intercompany accounts and transactions have been eliminated.

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

3.       GOING CONCERN UNCERTAINTIES

The Company sustained substantial operating losses and negative cash flows from operations since inception through to December 31, 1999. Shortly thereafter, operating losses were minimized and during fiscal 2000, operations remained essentially at a break even level. Although subsidiaries have either been sold or are being liquidated, the Company still has negative shareholders equity and debts greater than its assets. Substantially all of the Company's debt is owed to its majority shareholder, First American Capital Liquidating Trust ("FACLT"). First American Capital Trust ("FACT") filed for relief from creditors under Chapter 11 of the United States Bankruptcy Code in September 1999 and subsequently confirmed a Plan of Reorganization in November 2000.

The Plan of Reorganization calls for the transfer of all of FACT's assets to FACLT. This was completed in January 2001. It also calls for the continued liquidation of the Company's assets and payment of the debt to FACLT to the extent possible. It is possible that certain assets may remain in the Company as part of a merger with or acquisition of another business or an outright sale of the Company. FACLT has agreed to convert, if necessary, any debt not fully repaid into up to an additional 4,000,000 shares in the Company.

4.       EARNINGS PER SHARE

Basic and diluted earnings per share were computed by dividing the net income
(loss) by the weighted average number of shares of common stock.

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


RESULTS OF OPERATIONS

Net revenues

Three Months ended June 30

Net revenue decreased by 89.5% from $263,533 for the three month period ended June 30, 2000 to $27,542 for the three months ended June 30, 2001. The decrease is due to the smaller amount of loans outstanding this period as compared to the same period last year. This is due to no new loans being made and aggressive collection actions being maintained to collect all outstanding loans. Additionally substantial collection efforts are being made this year to ensure payments are made in full and on time. The interest income for the three months was offset by $85,713 of interest expense accrued on the intercompany loan to FACLT as compared to $132,434 in the same period last year. This is due to the lower balance owing to FACLT as compared to last year.


Six months ended June 30

Net revenue decreased by 103% from $447,599 for the six month period ended
June 30, 2000 to $(14,968) for the six months ended June 30, 2001. The decrease is due primarily to the fact that revenues from Southeast Dealers Acceptance are not included in the results for the six months ended June 30, 2001 as the subsidiary was sold to FACLT prior to the start of the period. Additionally these were smaller loan levels outstanding during the period. Revenues from SEDA for the comparable period last year were $514,232. No revenues are included this year. Interest income is also lower than the same period last year due to a decline in interest rates. The interest revenue in the period ended June 30, 2000 was offset by interest expense in the amount of $261,622 that was imputed on the intercompany loan owing from the Company to FACT as compared to $176,393 for the same period this year.

Revenues from Affordable Dealer Services are also slowly declining as the amount of Dealer loans currently outstanding has fallen from approximately $332,000 at year end to approximately $77,000 at June 30, 2001. No new Dealer loans are being made. Net revenues from ADS will slowly decline over the course of the remainder of the fiscal year as the remaining balances are collected.


Net expenses

Three months ended June 30

Net expenses for the three months ended June 30 were $26,918 as compared to $265,586 for the same period last year. Selling, general and administrative expenses for the three months this year include $7,500 in management fees paid to FACLT as compared to $38,780 last year. Additionally the results for this year do not include any expenses for SEDA as this subsidiary was sold prior to the start of the year. Expenses for SEDA were approximately $65,000 for the three month period last year. Lastly, the Company incurred approximately $50,000 in legal and accounting fees relating to the Company's annual filings, corporate legal work and other matters last year as compared to only approximately $15,000 to date this year.

Six months ended June 30

Net expenses for the six months ended June 30, 2000 were $52,826 as compared to $464,917 for the comparable six months last year. Due to the sale of SEDA, no expenses relating to that subsidiary are included this year however $166,000 in expenses were included in the same period last year. Other selling, general and administrative expenses have decreased about $250,000 as compared to the same period last year due to a lower level of business activity, fewer professional fees and concentrating on keeping costs at an absolute minimum. Expenses are likely to fall slightly in the next quarter. Thereafter expenses should remain steady through the end of the fiscal year.

The net loss for the six months ended was $67,794 as compared to a loss of $17,318 for the six month period last year. This is due to the fact that the decrease in revenues during the period exceeded the decrease in general & administrative expenses and interest expense on the loan to FACLT. The Company should remain around the break even level for the remainder of the year or until an acquisition or business combination can be identified after which time the Company's future will be better known.

LIQUIDITY AND CAPITAL RESOURCES

The Company currently has $1,248,609 of cash on hand and another $77,748 in other loans and receivables against approximately $2,888 in accounts payable. However the Company is currently indebted to its ultimate parent Company, FACLT in the amount of $3,613,282. As was disclosed in the previous Report on Form 10-KSB and in the notes to these financial statements, FACT recently confirmed a Plan of Reorganization to emerge from Chapter 11. The Plan contemplates among other things, a liquidation of the assets of the Company and repayment, to the extent possible, of the loans owing to FACLT (the successor to FACT) and a conversion of all or part of the debt to additional shares in the Company. Further as stated in the plan, the Company will continue to pursue an acquisition of or combination with an ongoing business or an outright sale of the Company to a new controlling shareholder. In doing so, certain assets may remain with the Company as part of a merger, acquisition or outright sale.



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


                                          FIRST CAPITAL RESOURCES.COM, INC.



Date:  August 14, 2001                    By: /S/ Derri Davisson
                                             -----------------------------------
                                             Derri Davisson, President