Form 10QSB
period 2001-09-30
FIRST CAPITAL RESOURCES COM INC
filed 2001-11-14
CIK 894538

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ____________ to _____________

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

       4500 140th Avenue N., Suite 220
       Clearwater, Florida                                        33762
       (Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code (727)536-5966

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   Yes [ X ]     [  ] No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                  Class                     Outstanding as of September 30, 2001
                  -----                     ------------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                10,770,000 SHARES

                        FIRST CAPITAL RESOURCES.COM, INC.

                                      INDEX

                                                                                Page #
                                                                                ------
Part I.  Financial Information
  Item 1.  Financial Statements
    Condensed consolidated balance sheets - September 30, 2001, and
      Year ended December 31, 2000                                                3
    Condensed consolidated statements of operations - Three and nine month periods ended September 30, 2001, and three and nine month
      ended September 30, 2000 (unaudited)                                        4
    Condensed consolidated statements of cash flows - Nine months ended September 30, 2001, and nine months ended
      September 30, 2000 (unaudited)                                              5

    Notes to condensed consolidated financial statements                          6

  Item 2.  Management's Discussion and Analysis                                 7 - 8

Part II.  Other Information                                                       8

Signature Page                                                                    9

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


                 FIRST CAPITAL RESOURCES.COM, INC. & SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2001, AND DECEMBER 31, 2000

                                                        September 30, 2001          December 31, 2000
                                                           (Unaudited)                (Audited)
                                                        ------------------          -----------------
ASSETS:

Finance receivables, net                                    $    26,663               $   332,164
Cash and cash equivalents                                     1,153,926                 1,677,955
Other current assets                                              3,231                         -
                                                            -----------               -----------
TOTAL ASSETS                                                $ 1,183,820               $ 2,010,119
                                                            ===========               ===========


LIABILITIES AND DEFICIENCY IN ASSETS:
Liabilities:
Accounts payable and other liabilities                           17,888                    25,249
Due to parent company                                         3,599,622                 4,206,889
                                                            -----------               -----------
TOTAL LIABILITIES                                             3,617,510                 4,232,138

Deficiency in Assets:
Common stock, par value $.001 per share; 100,000,000
  shares authorized, (10,770,000
  shares issued and outstanding)                                 10,770                    10,770
Additional paid-in capital                                    1,951,438                 1,951,438
Accumulated Deficit                                          (4,395,898)               (4,184,227)
                                                            -----------               -----------
TOTAL DEFICIENCY IN ASSETS                                   (2,433,690)               (2,222,019)
                                                            -----------               -----------
TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                  $ 1,183,820               $ 2,010,119
                                                            ===========               ===========



      See notes to condensed consolidated financial statements - unaudited

                 FIRST CAPITAL RESOURCES.COM, INC. & SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE PERIODS ENDING SEPTEMBER 30,
                                   (UNAUDITED)


                                                 9 months ended                                3 months ended
                                           -------------------------------            ----------------------------------
                                              2001                 2000                  2001                    2000
                                           ----------           ----------            -----------             ----------
REVENUES:
Loan interest and fee income               $  189,540           $1,012,026             $   28,115                302,805
Less: Interest expense                       (262,733)            (397,040)               (86,340)              (135,418)
                                           ----------           ----------             ----------             ----------
Net Interest Income                        $  (73,193)          $  614,986             $  (58,225)            $  167,387
                                           ==========           ==========             ==========             ==========



OPERATING AND OTHER EXPENSES:

Provision for credit losses                    43,567               46,909                 43,567                 46,909
General and administrative expenses            94,911              558,536                 42,085                 93,619
                                           ----------           ----------             ----------             ----------
Total expenses                                138,478              605,445                 85,652                140,528
                                           ----------           ----------             ----------             ----------

Income (loss) before income taxes            (211,671)               9,541               (143,877)                26,859
Income tax expense                                  -                    -                      -                      -
                                           ----------           ----------             ----------             ----------
Net income (loss)                            (211,671)               9,541               (143,877)                26,859
                                           ==========           ==========             ==========             ==========
Net income (loss) per share                $    (0.02)          $     0.00             $    (0.01)            $     0.00
                                           ==========           ==========             ==========             ==========
Weighted average number of shares
  outstanding                              10,770,000           11,182,222             10,770,000             10,866,667
                                           ==========           ==========             ==========             ==========


      See notes to condensed consolidated financial statements - unaudited

                 FIRST CAPITAL RESOURCES.COM, INC. & SUBSIDIARY
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                  NINE MONTHS ENDING SEPTEMBER 30, (UNAUDITED)


                                                               2001               2000
                                                            ----------         -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                         $ (211,671)        $     9,541
                                                            ----------         -----------
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation                                                     -               5,479
    Imputed interest on advances from Parent                   262,733             397,040
    Accretion of discount and unearned interest on
      finance contracts                                              -            (545,864)
    Gain on disposal of real estate                                  -             (15,113)
    Decrease in other assets                                         -              55,674
    (Increase) in other current assets                          (3,231)                  -
    (Decrease) in accounts payable and other liabilities        (7,361)            (36,694)
                                                            ----------         -----------
        Total adjustments                                      252,141            (139,478)
                                                            ----------         -----------
    Net cash provided by (used in) operating activities         40,470            (129,937)
                                                            ----------         -----------

CASH FLOW FROM INVESTING ACTIVITIES:
  (Disposal) acquisition of property & equipment                     -               7,516
  Amounts from the repayment of notes receivable                     -             123,939
  Amounts from the repayment of finance contracts                    -             846,798
  (Increase) in certificates of deposits                             -          (1,500,000)
  Decrease in floor plan receivables                           305,501             784,298
                                                            ----------         -----------
    Net cash provided by (used in) investing activities        305,501             262,551
                                                            ----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Amounts advanced by (repaid to) Parent Company              (870,000)              5,168
  Repayments of notes payable                                        -              (2,767)
                                                            ----------         -----------
    Net cash provided by(used in) financing activities        (870,000)              2,401
                                                            ----------         -----------

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS           (524,029)            135,015

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD              1,677,955             596,515
                                                            ----------         -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                   $1,153,926         $   731,530
                                                            ==========         ===========



      See notes to condensed consolidated financial statements - unaudited

NOTES TO FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The accompanying (unaudited) condensed consolidated financial statements of First Capital Resources.Com, Inc., have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and changes in stockholders' equity in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2001, are not necessarily indicative of the results that can be expected for the year ended December 31, 2001.

The financial data at December 31, 2000, is derived from audited financial statements that are included in the Company's Annual Report of Form 10-KSB and should be read in conjunction with the condensed consolidated financial statements.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidation - The condensed consolidated financial statements include First Capital Resources.Com, Inc., and its subsidiary Affordable Dealer Services, Inc. (Affordable). All material intercompany accounts and transactions have been eliminated.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.   GOING CONCERN UNCERTAINTIES

The Company sustained substantial operating losses and negative cash flows from operations since inception through to December 31, 1999. Shortly thereafter, operating losses other than interest occurring on Due to Parent were minimized and since then, operations remained essentially at a break even level. Although subsidiaries have either been sold or are being liquidated, the Company still has a deficiency in equity and debts greater than its assets. Substantially all of the Company's debt is owed to its major shareholder, First American Capital Liquidating Trust ("FACLT"). First American Capital Trust ("FACT"), the predecessor to FACLT filed for relief from creditors under Chapter 11 of the United States Bankruptcy Code in September 1999 and subsequently confirmed a Plan of Reorganization in November 2000.

The Plan of Reorganization provided for the transfer of all of FACT's assets to FACLT. This was completed in January 2001. It also calls for the continued liquidation of the Company's assets and payment of the debt to FACLT to the maximum extent possible. It is possible that certain assets may remain in the Company as part of a merger with or acquisition of another business or an outright sale of the Company may occur without any assets. FACLT has agreed to convert, if necessary, any debt not fully repaid into up to an additional 4,000,000 shares in the Company.

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


RESULTS OF OPERATIONS

Net revenues

Three Months ended September 30

Net interest income decreased by 90.7 % from $302,805 for the three-month period ended September 30, 2000, to $28,115 for the three months ended September 30, 2001. The decrease is due to the significantly lower amount of loans outstanding this period as compared to the same period last year. The interest income for the three months was offset by $86,340 of interest expense accrued on the intercompany loan to FACLT as compared to $135,418 in the same period last year. The lower amount of interest expense is due to the reduction of the loan to FACLT by approximately $600,000 during the period. Additionally the results for the period ending September 30, 2001 do not include the results for Southeast dealer Acceptance "SEDA" a subsidiary that was sold at the end of fiscal 2000. Revenues for SEDA were $180,715 for the three month period last year as compared to zero for this year.

Nine months ended September 30

Net interest income decreased by 81.3% from $1,012,026 for the nine-month period ended September 30, 2000, to $189,540 for the nine months ended September 30, 2001. The decrease is due to the fact that the dollar value of floor plan loans and finance contracts was much lower overall during the nine months ended September 30, 2001 as compared to the same period last year. Additionally SEDA revenues for the nine months last year were $694,980 as compared to zero for this year.

Revenues from Affordable Dealer Services are also declining as the amount of Dealer loans currently outstanding has fallen from approximately $529,000 at September 30, 2000, to $332,164 at December 31, 2000 to $26,663 at September 30, 2001.

The interest revenue in the period ended September 30, 2001, was offset by $262,733 in interest expense that was imputed on the intercompany loan owing from the Company to FACLT as compared to $397,040 in interest that was imputed on the loan during fiscal 2000. This interest expense was not paid but rather added to the intercompany loan balance owing to FACLT.

Net expenses

Three months ended September 30

Net general and administrative expenses for the three months ended September 30 were $42,085 as compared to $93,619 for the same period last year. Selling, general and administrative expenses for the three months this year include $4,500 in management fees paid to FACLT as compared to 38,780 last year. The overall reduction was due to the elimination of expenses relating to SEDA that was sold at the end of the last fiscal year. The Company recorded a provision for credit losses of $43,567 during this three month period as compared to credit losses of $46,909 for the same period last year.

Nine months ended September 30

Net general and administrative expenses for the nine months ended September 30, 2000, were $94,911 as compared to $558,536 for the comparable nine months last year. The decrease is due to the reduction in expenses from the sale of SEDA. SEDA expenses were $219,360 last year as compared to none being included this year. Additionally professional expenses and consulting fees are significantly lower this year as the Company's business level has declined substantially due to sales and collections of assets. The Company currently pays FACLT a $1,500 per month management fee for services performed and costs incurred for Affordable Dealer Services. The total paid during the nine months was $25,500.

The net loss for the nine months ended was $211,671 as compared to a net income of $9,541 for the nine-month period last year. This is due to the fact that even though general and administrative expenses decreased over the same period last year, revenues declined by an even greater amount. Partly offsetting this transition to a net loss was a reduction in interest expense during the period due to the reduction in the size of the debt to FACLT. The Company should remain around the break-even level for the remainder of the year or until an acquisition or business combination can be identified after which time the Company's future will be better known.

LIQUIDITY AND CAPITAL RESOURCES

The Company currently has $1,153,926 of cash and equivalents on hand and another $29,894 in other loans and receivables against only $17,888 in accounts payable. However, the Company is currently indebted to its ultimate parent Company, FACLT, in the amount of $3,599,622. As was disclosed in the previous Report on Form 10-KSB and in the notes to these financial statements, FACT recently confirmed a Plan of Reorganization to emerge from Chapter 11. The Plan calls for a liquidation of all the assets of the Company and repayment, to the extent possible, of the loans owed to FACLT (the successor to FACT) and a conversion of all or part of the debt to additional shares in the Company. Further as stated in the Plan, the Company will continue to pursue an acquisition of or combination with an ongoing business or an outright sale of the Company to a new controlling shareholder. In doing so, certain assets may remain with the Company as part of a merger, acquisition or outright sale.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits required by Item 601 of Regulation S-K

         None

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         FIRST CAPITAL RESOURCES.COM, INC.



Date:  November 12, 2001                By: /s/ Derri Davisson
                                            ------------------------------
                                            Derri Davisson, President