Form 10-K
period 2001-12-31
FIRST CAPITAL RESOURCES COM INC
filed 2002-04-01
CIK 894538

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to________


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

As of March 27, 2002, there were 10,770,000 shares of Common Stock, $.001 par value, issued and outstanding.

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

The Company, through its wholly owned subsidiaries, Affordable, was involved in the automobile finance and lending business. Affordable is a commercial finance company that, since its inception on October 21, 1998, has been in the business of inventory-based lending to used car dealerships throughout southeastern Florida. Affordable ceased any future financing in October of 2000 and has only been collecting outstanding receivable balances. SEDA, since its inception on January 20, 1999, engaged in the business of purchasing and servicing sub-prime automobile finance loans primarily in southeastern Florida. The loans are primarily on used vehicles to borrowers that would not be expected to qualify for traditional financing provided by commercial banks or automobile manufacturers usual finance companies. As was previously mentioned, SEDA was sold in December of 2000 to FACT. Carnet, Inc. was a used car dealer operating in southeast Florida, which received its funding from Affordable. In July of 1999, the bulk of the operations of Carnet were sold to a third party and Affordable and SEDA purchased the remaining cars and loans. Carnet ceased all operations in August 1999. The Company was transferred to FACT in December of 2000.

During 2000 and 2001, the Company had no employees. Certain employees of the Company's majority shareholder, FACT, provided services to the Company, as needed. FACT began charging the Company $6,000 per month plus a servicing fee of $30 for each retail contract beginning in February 2000. This fee covers the use of FACT's offices and related office costs as well as the use of its employees whose duties include general administration, collections and accounting. This arrangement was changed to $4,500 per month starting on October 1, 2000 plus $30 per retail loan account. Due to the sale of SEDA, the ongoing fees changed to $4,500 per month commencing January 1, 2001. During 2001, the management fee was discontinued as is discussed further in this report.

The Company is not aware of any existing or probable governmental regulation that will have a material effect on its business.

The Company incurred no material costs or effects due to compliance with any environmental laws.

ITEM 2. Properties.

The Company had no leases during the year. The Company maintains its offices in those of its majority shareholder in Clearwater, Florida. It currently pays no rent for this space.

ITEM 3. Legal Proceedings.

The Company is not a party to any material legal proceeding or litigation which would impact the operations of the Company and knows of no material legal proceedings, judgments entered, legal actions or litigation, contemplated or threatened, which would impair the operations of the Company in the future. The Company has commenced certain actions to recover amounts owed to it that have been fully provided for in the financial statements, in particular an attempt to recover a $1,000,000 loan to a private entity. The success or outcome of this action is not known and there is no certainty of any success in these efforts.

The Company's major shareholder, First American Capital Trust ("FACT") filed a voluntary petition for relief from creditors under Chapter XI of the United States Bankruptcy Code in September 1999. The creditors of FACT and the Bankruptcy Court approved a Plan of Reorganization in November 2000. The Plan called for the transfer of all of FACT's assets, including the 10,000,000 shares of the Company and the amount the Company owed to FACT at that time of approximately $4,200,000, to a new entity, the First American Capital Liquidating Trust ("FACLT"). This transfer was completed January 1, 2001. The Plan and subsequent Court approved Orders provide the Company with the flexibility to transfer some or all of its remaining assets to FACLT against the remaining debt outstanding. To the extent that the debt is not fully repaid, up to an additional 4,000,000 shares in the Company may be issued to FACLT to satisfy any remaining debt.

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

ITEM 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to the Company's security holders for a vote during the fourth quarter of the fiscal year ended December 31, 2001.

PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholders Matters.

a) The following table shows the high and low bid prices for the Company's common stock as reported by the NASD electronic bulletin board (Bulletin Board - symbol "FCRS"), for the period commencing January 1, 2000, to December 31, 2001. Such prices reflect inter-dealer prices, may not represent actual transactions and do not include retail markup, markdown or commissions.

Year          Quarter           $ High           $ Low
----          -------           ------           -----
2001            4th                --               --
                3rd                --               --
                2nd                --               --
                1st                --               --

2000            4th              0.50             0.50
                3rd                --               --
                2nd                --               --
                1st                --               --

As of February 28, 2002, there were 705 record holders of the Company's common stock. The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.

ITEM 6. Selected Financial Data.

SUMMARY INCOME STATEMENT

                                                                 Year Ended               Year Ended
                                                                  12/31/01                 12/31/00
------------------------------------------------------------------------------------------------------
Interest, fees and discount accretion income                    $    121,756                218,841
Interest Expense                                                    (347,829)              (533,858)
------------------------------------------------------------------------------------------------------
Net Interest income (loss) before provision for credit
Losses on finance receivables                                       (226,073)              (315,017)

Provision for credit losses on finance receivables                   (43,567)               (46,909)
------------------------------------------------------------------------------------------------------

Net interest loss after provision for credit losses                 (269,640)              (361,926)

Other Income                                                         156,500                999,882
Other Expenses                                                      (139,385)              (662,112)
------------------------------------------------------------------------------------------------------

Loss from Continuing Operations                                     (252,525)               (24,156)

Income Tax Benefit                                                        --                     --

Loss from Continuing Operations                                     (252,525)               (24,156)

Gain (Loss) from Discontinued Operations                                  --                 24,371
------------------------------------------------------------------------------------------------------

Net Gain (Loss)                                                     (252,525)                   215

Weighted Average Shares Outstanding                               10,770,000             11,079,167

Net Loss per share from continuing operations                          (0.02)                  0.00

Net Loss per share from discontinued operations                         0.00                   0.00
------------------------------------------------------------------------------------------------------

Net Loss per share                                                     (0.02)                  0.00

SELECTED BALANCES AT YEAR END

Total Assets                                                         928,062              2,010,119
Total gross finance receivables                                       24,420                332,164
Due to Parent Company                                              3,384,718              4,206,889
Note Payable                                                              --                     --
-----------------------------------------------------------------------------------------------------
Total Stockholders Deficit                                        (2,474,544)            (2,222,019)

SELECTED RATIOS

Net Income (Loss) to average total assets                               27.2%                  0.00%
Net Loss to average deficiency in assets                                10.7%                  0.00%
Total deficiency in assets to total assets                            266.64%                110.55%

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

RESULTS FROM OPERATIONS

A loss from operations in the amount of $252,525 was recorded for the year ended December 31, 2001. There was no loss from discontinued operations in 2001. This compares with net income for the year ended December 31,2000 of $215 comprising a net loss from operations of $24,156 and a gain from Discontinued Operations of $24,371.

Revenues

Net Interest expense for the year ended December 31, 2001, was $226,073 as compared to net interest expense of $315,017 for the same period last year. Interest revenues in 2001 were derived from floor plan financing loans made to used automobile dealers and interest earned on overnight bank deposits and certificates of deposit. Interest revenues in 2000 were generated from interest earned from sub-prime auto loans to retail customers by its SEDA subsidiary, Floor Plan Financing Loans and interest earned on bank deposits. Even though interest revenues were lower in 2001 due to the reasons above, net interest expense was lower due to the significant reduction in interest expense on the FACLT intercompany loan during 2001. Interest expense on the loan to FACLT was reduced from $533,858 to $347,829.

Net interest revenues for the year 2002 should be lower than during the year 2001. Effective October 2000, the Company no longer advanced floor plan financing loans. The Company has collected almost all outstanding floor plan loans, thereby reducing the principal balance of loans outstanding. It is estimated that the principal value of floor plans outstanding by the end of the year will be near zero. Additionally as the Company pays down the debt owing to FACLT, it will have less cash on hand to earn interest revenues thereby reducing interest revenues even further in 2002. This will be somewhat offset by lower interest expense in 2002 as the intercompany loan to FACLT is reduced further.

The Company derived other revenues of approximately $156,500 during the year 2001 as compared to $999,882 during fiscal 2000. During 2001 other revenues came primarily from collections on receivables that had been fully provided in the accounts, litigated and ultimately collected from the defendants. During 2000 other revenues came primarily from equity earnings of Subsidiary that were sold at the end of the fiscal period in the amount of $551,233, a gain on the sale of the same Subsidiary of $262,545 and other interest income of $175,104. Based on the current status of the Company it does not expect significant other revenues in the upcoming year however it is possible that the Company may still collect on certain assets that have been fully provided for on the financial statements. If the Company is sold or an acquisition is completed revenues would be impacted accordingly.

The Company had a gain from discontinued operations in 2000 in the amount of $24,371 resulting from an equity gain on the sale of discontinued Subsidiary sold. The Company had no loss from discontinued operations during fiscal 2001.

There are not expected to be losses from discontinued operations again in fiscal 2002 unless ADS is sold as part of an overall restructuring of the Company. All Subsidiary other than Affordable have been sold. It is expected that the Company will not have the ability to satisfy its outstanding indebtedness to FACLT unless the Company is permitted by FACLT to issue shares in satisfaction of any debt should it remain after all assets have been sold or collected.

Operating and Other Expenses

Operating and Other expenses ("Operating") for the year ended December 31, 2001, were $139,385 as compared to $662,112 for the previous fiscal year. During 2001, these consisted primarily of general and administrative expenses whereas general and administrative expenses were $396,750 during fiscal 2000. During fiscal 2000 the Company also recorded a writedown on the collection of receivables from Carnet and FC Holdings in the amount of $277,121 on the sale of these companies to FACLT.

During fiscal year 2001, $43,567 was reserved against non-performing assets as the Company had reserved against primarily all of the Company's non-performing assets in previous years including $46,909 during December 31, 2000.

The Company incurred $347,829 in interest expense on its debt to FACLT during the year. This was expensed but was not paid and was accrued along with the outstanding debt. The corresponding amount for 2000 was $533,858. Interest was accrued for the entire year in 2000. Interest expense was lower in 2001 than in 2000 due to the lower amount of debt outstanding to FACLT throughout 2001 as compared to fiscal 2000. The Company anticipates that interest expense will likely be lower in 2002 as debt will be paid down throughout the year and ultimately paid off either through asset sales and collections or as noted before, issuance of additional shares to FACLT.

The Company has not paid any officers or employees in 2001 or 2000.

The Company closed its office in Oakland Park Florida in March of 2000. As previously mentioned, the Company is not currently paying any officers or directors and it has no employees. The company's operations are currently being run out of its controlling shareholder's office in Clearwater, Florida. Its controlling shareholder, FACLT, charged the Company approximately $13,000 per month during fiscal 2000 to service all of its operations, including the servicing of the retail loan portfolio and the floor plan portfolio. At the end of fiscal 2000, SEDA was sold and the business level for ADS declined throughout the year 2001. Accordingly monthly management fees declined throughout the year totaling $25,500 for the entire 2001 year. This monthly fee includes the cost of an office and related office costs and services by FACLT employees on behalf of the Company.

LIQUIDITY AND CAPITAL RESOURCES

The predecessor to the Company's major shareholder, FACT, filed for relief from creditors under Chapter XI of the United States Bankruptcy Code in September 1999. FACT was the Company's primary financing source in fiscal 1999. Additionally, loans are currently outstanding from the Company to FACLT (the successor to FACT) in the amount of $3,384,718. In November 2000, the creditors of FACT and the Bankruptcy Court approved a Plan of Reorganization for FACT. The plan and other subsequent orders approved by the court allow FACT the flexibility to cause the Company to either sell all of its assets and repay its debt, to the extent it is able, to FACT, or to allow the Company to retain certain assets in connection with pursuing a suitable acquisition candidate. Any debt not extinguished by the sale of the Company's assets may be converted by FACLT into up to an additional 4,000,000 shares of the Company.

The Company currently has finance receivables of $24,420, as compared to $332,164 last year. The receivables at December 31, 2001 consist solely of floor plan receivables and are net of a credit reserve of $109,242. The decrease is due to the aggressive collection of Floor Plan Receivables. All Floor Plan receivables have been collected except for one active account. The remaining receivables have been collected to the extent possible and a provision has been made for the remaining balance. After October 1, 2000 no new Floor Plan loans were made.

The Company has received all of its funding from FACT. To date it has received total funding of $6,930,832. At December 31, 2001, the Company owes FACT $3,384,718 as compared to $4,206,889 at December 31, 2000. Subsequent to December 31, 2001, an additional $300,000 payment was made against the loan, reducing the balance to approximately $3,084,718.

The Company has a deficiency in assets consisting of paid-in capital and common stock of $1,962,208 and a deficit of $4,436,752. Equity will continue to decline in the first six months of fiscal 2002 as a result of the interest expense on the intercompany loan to FACLT. Any further increases or decreases in equity are dependent upon, among other things, what actions the Company takes with respect to any remaining debt being converted to equity, the acquisition of or combination with an ongoing business or the outright sale of the Company and whatever plans the new owners may have for the Company.

ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk.

NONE

ITEM 8. Financial Statements and Supplementary Data.

The financial statements of the Company and related notes, together with the report of Kaufman, Rossin & Co., are set forth in Part IV beginning at page F-1 of this report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

During the year ended December 31, 2001, there were no disagreements with the Company's accountants on accounting and financial disclosure practices.

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

Name                            Age            Position                     Director Since
--------------------------------------------------------------------------------------------
Derri Davisson                  44             President and Director       October 27, 1999

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

ITEM 11. Executive Compensation.

The Company has made no arrangements for the remuneration of its existing officers and directors, except that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on the Company's behalf. There are no agreements or understandings with respect to the amount or remuneration that officers and directors are expected to receive in the future. Management performed minimal services and takes no salaries from the Company and does not anticipate receiving any salaries in the foreseeable future.

Name and Principal Position             Year     Salary    Bonus     Other
--------------------------------------------------------------------------
Derri Davisson (President-Director
since October 27, 1999)                  2001      --        --        --

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of December 31,2001, information regarding the beneficial ownership of shares by each person known by the Company to own five percent or more of the outstanding shares, by each of the directors and executive officers and by the executive officers and directors as a group.

Name and address           Number of Shares of
Title of class             beneficial owner (1)          Beneficially Owned      % Ownership
--------------------------------------------------------------------------------------------
Common Stock               Derri Davisson(2)                 10,000,000             92.85%

Common Stock               First American Capital (2)        10,000,000             92.85%
Liquidating Trust

Common Stock               Sole Officer and (3)              10,000,000             92.85%
Director as a Group

          (1) Unless otherwise indicated, the address of each person is that of the Registrant at 4500 140th Ave. N., Suite 220, Clearwater, Florida 33762.

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

PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Financial Statements and Financial Statement Schedules.
Financial Statements - December 31, 2001 and 2000.

FIRST CAPITAL RESOURCES.COM, INC.
AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2001 AND 2000

CONTENTS

                                                                                    Page
----------------------------------------------------------------------------------------
INDEPENDENT AUDITORS' REPORT                                                      F -  1

CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet                                                                     F -  2

Statements of Operations                                                  F - 3 - F -  4

Statements of Changes in Deficiency in Assets                                     F -  5

Statements of Cash Flows                                                  F - 6 - F -  7

Notes to Financial Statements                                             F - 8 - F - 17

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
First Capital Resources.Com, Inc.
Clearwater, Florida


We have audited the accompanying consolidated balance sheet of First Capital Resources.Com, Inc. and Subsidiary as of December 31, 2001, and the related consolidated statements of operations, changes in deficiency in assets and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Capital Resources.Com, Inc. and Subsidiary as of December 31, 2001, and the results of their operations and their cash flows for each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company has a substantial deficiency in assets. This factor raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.



KAUFMAN, ROSSIN & CO.
Miami, Florida
March 19, 2002

FIRST CAPITAL RESOURCES.COM, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2001

==============================================================================
ASSETS
==============================================================================
FINANCE RECEIVABLES (NOTE 5)                                     $    24,420

CASH                                                                 903,642

LOANS RECEIVABLE (NOTE 6)                                                 --

PROPERTY AND EQUIPMENT (NOTE 7)                                           --
------------------------------------------------------------------------------
TOTAL ASSETS                                                     $   928,062
==============================================================================

LIABILITIES AND DEFICIENCY IN ASSETS
==============================================================================

LIABILITIES
==============================================================================
Accounts payable and other liabilities                           $    17,888
Due to Parent (Note 8)                                             3,384,718
------------------------------------------------------------------------------
Total liabilities                                                  3,402,606
------------------------------------------------------------------------------

LEASE COMMITMENTS AND CONTINGENCIES (NOTE 11)

DEFICIENCY IN ASSETS
Common stock, $0.001 par value; 100,000,000
  shares authorized, 10,770,000
  issued and outstanding                                              10,770
Additional paid-in capital                                         1,951,438
Deficit                                                           (4,436,752)
------------------------------------------------------------------------------
Total deficiency in assets                                        (2,474,544)
------------------------------------------------------------------------------
TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                       $   928,062
==============================================================================

FIRST CAPITAL RESOURCES.COM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2001 AND 2000

===============================================================================================================
                                                                                2001                 2000
===============================================================================================================

INTEREST
Interest, fees and discount accretion income                                 $  121,756           $  218,841
Interest expense                                                               (347,829)            (533,858)
---------------------------------------------------------------------------------------------------------------
Net interest expense                                                           (226,073)            (315,017)

PROVISION FOR CREDIT LOSSES ON
FINANCE RECEIVABLES                                                             (43,567)             (46,909)
---------------------------------------------------------------------------------------------------------------

NET INTEREST LOSS AFTER PROVISION FOR
CREDIT LOSSES                                                                  (269,640)            (361,926)
---------------------------------------------------------------------------------------------------------------

OTHER INCOME
Equity earnings of Subsidiary sold (Note 9)                                          --              551,233
Gain on sale of Subsidiary (Note 9)                                                  --              262,545
Other interest income                                                                --              175,104
Bad debt recoveries                                                             156,500               11,000
---------------------------------------------------------------------------------------------------------------
Total other income                                                              156,500              999,882
---------------------------------------------------------------------------------------------------------------

OPERATING AND OTHER EXPENSES
Provision for credit losses on loans to former Subsidiary and
unrealizable prepaid compensation (Notes 6 and 8)                                    --              277,121
Gain on disposals and impairment of property
and equipment                                                                        --              (11,759)
Consulting services                                                                  --              232,260
Cost of repossessions                                                                --               16,785
Professional fees                                                                96,322               37,353
Other operating expenses                                                         43,063              110,352
---------------------------------------------------------------------------------------------------------------
Total operating and other expenses                                              139,385              662,112
---------------------------------------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS                                                (252,525)             (24,156)
---------------------------------------------------------------------------------------------------------------

DISCONTINUED OPERATIONS (NOTE 4)
Gain on disposal of retail car lot and telemarketing division,
net of income tax benefit of $0                                                      --               24,371
---------------------------------------------------------------------------------------------------------------
Gain from discontinued operations                                                    --               24,371
---------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                            $ (252,525)          $      215
===============================================================================================================

                             See accompanying notes.

FIRST CAPITAL RESOURCES.COM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
YEARS ENDED DECEMBER 31, 2001 AND 2000

================================================================================
                                                 2001                   2000
================================================================================
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                             10,770,000            11,079,167
================================================================================
NET INCOME (LOSS) PER SHARE:
From continuing operations                    $     (0.02)          $     (0.00)
From discontinued operations                         0.00                  0.00
--------------------------------------------------------------------------------
Total income (loss) per share                 $     (0.02)          $      0.00
================================================================================

                             See accompanying notes.

FIRST CAPITAL RESOURCES.COM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIENCY IN ASSETS
YEARS ENDED DECEMBER 31, 2001 AND 2000

===================================================================================================================================
                                                                                Additional
                                                  Number           Common         Paid-in
                                                 of shares         Stock          Capital           Deficit              Total
===================================================================================================================================
Balance at December 31, 2000                    11,300,000          11,300         1,950,908        (4,184,442)        (2,222,234)

Cancellation of previously issued shares          (530,000)           (530)              530                --                 --

Net income                                              --              --                --               215                215
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                    10,770,000        $ 10,770        $1,951,438       $(4,184,227)       $(2,222,019)

Net Loss                                                --              --                --          (252,525)          (252,525)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                    10,770,000        $ 10,770        $1,951,438       $(4,436,752)       $(2,474,544)
===================================================================================================================================

FIRST CAPITAL RESOURCES.COM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001 AND 2000

=========================================================================================================================
                                                                                        2001                   2000
=========================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                                    $  (252,525)          $       215
-------------------------------------------------------------------------------------------------------------------------
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation                                                                                  --                11,507
Increase in due to parent due to interest expense                                        347,829               533,858
Provision for credit losses on finance receivables                                        43,567                46,909
Loss on disposal of property and equipment                                                    --                 1,517
Gain on disposal of real estate held for sale                                                 --               (13,276)
Gain on disposal of Subsidiary sold                                                           --              (262,545)
Decrease in other assets                                                                      --                73,274
(Decrease) in accounts payable                                                            (7,361)             (143,406)
-------------------------------------------------------------------------------------------------------------------------
Total adjustments                                                                        384,035               247,838
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                131,510               248,053
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of office equipment                                                    --                 7,426
Proceeds from the repayment of finance contracts                                         264,177             1,034,371
Increase in floor plan receivables                                                            --               157,695
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                                264,177             1,199,492
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease) in due to Parent                                                           (1,170,000)             (361,501)
Principal paydowns on note payable                                                            --                (4,604)
-------------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                                 (1,170,000)             (366,105)
-------------------------------------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH                                                         (774,313)            1,081,440

CASH - BEGINNING OF YEAR                                                               1,677,955               596,515
-------------------------------------------------------------------------------------------------------------------------

CASH - END OF YEAR                                                                   $   903,642           $ 1,677,955
=========================================================================================================================

                             See accompanying notes.

FIRST CAPITAL RESOURCES.COM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS(Continued)
YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                             2001              2000
=========================================================================================================================
Supplemental Disclosures of Non-Cash Transactions:
-------------------------------------------------------------------------------------------------------------------------

Relinquishment of certain real property and related note payable                          $       --          $  171,000
=========================================================================================================================

Cancellation of previously issued shares                                                  $       --          $      530
=========================================================================================================================

Partial repayment of due to parent in connection with the sale of Subsidiary (Note 9)     $       --          $1,254,300
=========================================================================================================================

FIRST CAPITAL RESOURCES.COM, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES


CONSOLIDATION

The consolidated financial statements include the accounts of First Capital Resources.Com, Inc. and its Subsidiary (the Company). All significant intercompany balances and transactions have been eliminated in consolidation.

BUSINESS ACTIVITY

The Company operated as a commercial finance company providing fee based floor plan lending to pre-owned automobile dealerships throughout South Florida. Effective October 1, 2000, the Company terminated new funding on all floor plan agreements. The Company also operated as a consumer finance company specializing in the purchase and servicing of sub-prime automobile loans, which was sold to the Parent during 2000 (Note 9). For the year ended December 31, 2001 and 2000 all interest and fee income pertained to floor plan lending activities.

Although not its principal business activity, the Company has provided inventory control services and other non-traditional funding services, principally unsecured lending to a certain yacht brokerage company and unsecured lending to certain of its dealership customers.

CONCENTRATIONS

Only one customer accounts for the balance in year end receivables.

The Company provided floor plan financing to, and acquired finance contracts from a network of automobile dealers located primarily in South Florida. Substantially all underlying borrowers are also located in this geographic area. Exposure to losses on contracts varies by borrower. The Company monitors exposure to credit losses and maintains allowances for anticipated losses, which management considers to be appropriate under the circumstances.

The Company, from time to time, maintains deposits with financial institutions in excess of federally insured limits.

USE OF ESTIMATES

The accounting and reporting policies of the Company are in conformity with accounting principles generally accepted in the United States of America and general practices within the finance industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses for the periods presented. Actual results could differ from those estimates.

The allowance for credit losses is an estimate that is established through charges to earnings. Loans that are determined to be uncollectible are charged against the reserve and any subsequent recoveries are credited to other income. The allowance for credit losses is maintained at an amount considered by management to be adequate to absorb potential credit losses based upon an evaluation of known and inherent risks in the portfolios. Management's periodic evaluation takes into consideration both the timing and severity of losses experienced by both the Company and the industry. Future adjustments to the reserve may be necessary if conditions differ substantially from the assumptions used in making the evaluation. Given the nature of lending activities, it is reasonably possible the Company's estimate of the allowance for credit losses could materially change in the near future.

The reserve for uncollectible loans receivable is an estimate that was established through charges to earnings upon evaluation of the outstanding loans receivable at December 31, 2001. Management's judgement in determining the adequacy of this reserve was based upon several factors which include, but are not limited to, the nature of the loans receivable, the availability of collateral, the financial strength of each respective debtor, and the ability of the Company to effectuate collection of the loans receivable. It is reasonably possible the Company's estimate of the reserve for non-collectible loans receivable could materially change in the near future.

Realization of the deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Management believes, based upon the short operating period of the Company and the bankruptcy of the 92.85% Parent of the Company (Note 3), among other things, the uncertainty of generating taxable income is such that it is more likely than not that none of the deferred tax asset will be realized, and accordingly has established a valuation allowance of $727,000 fully offsetting this asset. It is reasonably possible the Company's estimate of realizability of the deferred tax asset could materially change in the near term.

REVENUE RECOGNITION

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AND INTERPRETATIONS.

In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS 141 apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of the acquisition is July 2001 or later). There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. Adopting SFAS Nos. 141 and 142 are not expected to have a material impact on the Company's financial statements.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method over its useful life. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. It supersedes, with exceptions, SFAS No 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and is effective for fiscal years beginning after December 15, 2001. Adopting SFAS Nos. 143 and 144 are not expected to have a material impact on the Company's financial statements.

NOTE 2. RECAPITALIZATION

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has a substantial deficiency in assets. It is reasonably possible that FACT, the principal source of liquidity for the Company, may not provide additional capital to the Company and/or may demand repayment of the amount due to Parent. Should such demand be made, the Company would not have the ability to repay such amount.

In November of 2000, the creditors of Parent and the Bankruptcy Court approved a Plan of Reorganization. The Plan calls for the transfer of all of Parent's assets, including the 10,000,000 shares of the Company and the amount the Company owes to Parent at December 31st of approximately $4,200,000, to a new entity, the First American Capital Liquidating Trust ("FACLT"). This transfer was completed January 1, 2001. The Plan and subsequent Court approved Orders provide the Company with the flexibility to sell some or all of its remaining assets to FACLT against the remaining debt outstanding. To the extent that the debt is not fully repaid, up to an additional 4,000,000 shares in the Company may be issued to FACLT to satisfy any remaining debt. The Company may leave certain assets in the Company if an appropriate merger or acquisition candidate can be located or it may sell all of the assets and sell the Company as is without any assets or liabilities. No final decision has been made.

NOTE 4. DISCONTINUED OPERATIONS

During 1999, the Company discontinued the operations of two separate segments of its business. One, operating under the name American Marketing of South Florida (American), was a telemarketing business, the other, operating under the name Carnet, was a used car dealership. During 2000, Carnet and American were sold to the Parent (See Note 9).

AMERICAN

On July 1, 1999, the Company agreed to acquire the operations and substantially all of the operating assets of American in exchange for $100,000 cash and 82,500 shares of the Company's common stock. For several months, the Company funded losses of American while trying to restructure the management and operations of American. The Company was not successful in achieving profits and on December 30, 1999 (Measurement Date) American's operations were discontinued. For the period from January 1, 2000 through the date American was sold to the Parent, American's operations were as follows:

                            2001               2000
======================================================
Revenues                     --              $ 48,731
Operating expenses           --                (8,197)
------------------------------------------------------

Net income                   --              $ 40,534
======================================================

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

For the period from January 1, 2000 to the date Carnet was sold to the Parent, Carnet's operations resulted in the following:

                            2001        2000
===============================================
Revenues                   $  --     $     --
Operating expenses            --      (16,163)
-----------------------------------------------
Net loss                   $  --     $(16,163)
===============================================

NOTE 5. FINANCE RECEIVABLES

Finance receivables at December 31, 2001 consisted of the following:

===============================================
Floor plan finance receivables       $ 133,662
Allowance for credit losses           (109,242)
-----------------------------------------------

Finance receivables, net             $  24,420
===============================================

Changes in the allowance for credit losses were as follows:

=============================================
Balance - January 1, 2001            $ 65,675
Provisions charged to operations       43,567
Finance contracts charged off              --
---------------------------------------------

Balance - December 31, 2001          $109,242
=============================================

NOTE 6. LOANS RECEIVABLE

Loans receivable at December 31, 2001 consisted of the following:

10% unsecured note receivable due from a yacht brokerage
  company, interest due monthly, principal due September 2002           1,000,000
Non-interest bearing loans receivable from a former officer,
  unsecured, due on demand                                                 60,122
10% loan receivable from a former officer's wife, unsecured,
  due on demand                                                            58,000
10% receivable due from the acquirer of Carnet, unsecured                  43,453
18% advances receivable from a pre-owned automobile
  dealership, unsecured  11,725
-----------------------------------------------------------------------------------
Loans receivable, fully reserved                                        1,173,300
Less allowance for losses on loans receivable                          (1,173,300)
-----------------------------------------------------------------------------------
                                                                      $        --
===================================================================================

NOTE 7. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2001 consisted of the following:

====================================================
Equipment                                   $ 15,616
Less accumulated depreciation                (15,616)
----------------------------------------------------
                                            $     --
====================================================

Depreciation expense amounted to $0 and $11,507 for the years ended December 31, 2001 and 2000, respectively.

NOTE 8. RELATED PARTY TRANSACTIONS

FUNDING

Since the inception of the Company's operating Subsidiary, the Company has received substantial funding from FACT. As of December 31, 2001, approximately $9,148,000 has been infused by FACT into the Company, either through advances or capital contributions. Of this amount, the Company has recorded cash disbursements of approximately $2,715,000 as repayments of advances from FACT. However, these amounts were not returned to FACT, but were actually paid to an individual who is the former CEO and President of the Company and a former Trustee of FACT, at the direction of this individual. FACT is currently seeking repayments of these amounts from this individual.

Effective January 1, 1999, advances due to FACT of $1,047,752 were contributed to capital. At December 31, 2001 advances due to FACLT aggregated $3,384,718 and are reflected as Due to Parent. These advances are interest bearing at 9.75% per annum; both principal and accrued interest are due upon demand.

PREPAID COMPENSATION

During 1999, the Company paid $292,096 of compensation to former officers in advance of services rendered. As the Company no longer employs all these individuals, the Company intends to pursue collection of all unearned amounts. During 2001, the Company collected $115,000 in full settlement of these claims. No further amount is provided in the accounts.

MANAGEMENT FEES

The Company pays the Parent management fees that represent reimbursement for the use of the Parent's office facilities, employees and supplies. Management fees amounted to $25,500 and $63,100 for 2001 and 2000, respectively which are included in the other operating expenses in the consolidated of operations.

NOTE 9. DIVESTITURE

On December 27, 2000, the board of directors of the Company approved the partial repayment of certain indebtedness in the amount of $1,254,300 to the Parent by transferring 100% of the issued and outstanding stock of certain assets to the Parent. The transfer included the Company's shares of three wholly owned Subsidiary, Southeast Dealer Acceptance, Inc. ("SEDA"), Carnet, Inc. ("Carnet") and FC Holdings, Inc. ("FCH"). As a result of this transaction the Company recognized a gain of approximately $263,000, which is included as a component of other income in the consolidated statement of operations.

NOTE 10. INCOME TAXES

The components of the income tax benefit for the years ended December 31, 2001 and 2000 are as follows:

                                   2001        2000
====================================================
Deferred benefit                 $(95,000)     $  --
Change in valuation allowance      95,000         --
----------------------------------------------------

Income taxes                     $     --      $  --
====================================================

The differences between the income tax benefit and the amount computed by applying the federal statutory income tax rate of 34% to loss from continuing operations and loss from discontinued operations are as follows:

                                                  2001            2000
========================================================================
Tax benefit at U.S. statutory rates            $(85,859)           $  --
State income tax benefit                         (9,141)              --
Change in valuation allowance                    95,000               --
------------------------------------------------------------------------

Income tax benefit                             $     --            $  --
========================================================================

At December 31, 2001, the Company had deferred tax assets of approximately $756,000, principally from net operating loss carryforwards and allowances for credit losses. The deferred tax assets are offset by a valuation allowance in the same amount.

Deferred tax assets, net of a valuation allowance, are recorded when management believes it is more likely than not that tax benefits will be realized. The change in the valuation allowance was based upon the consistent application of management's valuation procedures and current circumstances surrounding its future realization.

The Company and its Subsidiary file consolidated income tax returns. As of December 31, 2001, the Company had consolidated net operating loss carryforwards of approximately $1,893,000 that will begin to expire in 2019.

NOTE 11. LEASE COMMITMENTS AND CONTINGENCIES

LEASES

The Company leased its office and warehouse facilities under two separate non-cancelable operating leases. During 2000, the Company negotiated with its landlord to cancel the remaining terms of these leases, as it is no longer operating at any of these facilities. The Company's premises are located at the Parent's office facilities.

Total rent expense amounted to $0 and $43,815 in 2001 and 2000, respectively.

LITIGATION

The Company is involved in various legal proceedings arising in the ordinary course of business. While it is not feasible to predict or determine the outcome of these proceedings, in the opinion of management, based on a review with legal counsel, any losses that may result from such legal proceedings are not expected to have a material adverse impact on the consolidated financial position and results of operations of the Company.

NOTE 12. COMMON STOCK

Effective August 1, 2000, the Company, with the consent of the board of directors cancelled 530,000 previously issued shares due to nonpayment.

Reports on Form 8-K.

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