Form 10QSB
period 2002-03-31
FIRST CAPITAL RESOURCES COM INC
filed 2002-05-15
CIK 894538

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                   SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002


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

CLASS                                       OUTSTANDING AS OF MARCH 31, 2002
-----                                       --------------------------------

$.001 PAR VALUE CLASS A COMMON STOCK                10,770,000 SHARES

                        FIRST CAPITAL RESOURCES.COM, INC.

                                      INDEX


                                                                                          PAGE #
                                                                                          ------
Part I.  Financial Information

   Item 1.  Financial Statements

     Condensed consolidated balance sheets - March 31, 2002, and
         December 31, 2001                                                                   3

     Condensed consolidated statements of operations - Three months period ended March 31, 2002, and three months
         ended March 31, 2001 (unaudited)                                                    4

     Condensed consolidated statements of cash flows - Three months ended March 31, 2002, and three months ended
         March 31, 2001 (unaudited)                                                          5

     Notes to condensed consolidated financial statements                                  6 -7

   Item 2.  Management's Discussion and Analysis                                             7

Part II.  Other Information                                                                  8

Signature Page                                                                               9




PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                 FIRST CAPITAL RESOURCES.COM, INC. & SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2002, AND DECEMBER 31, 2001


                                                           March 31, 2002      December 31, 2001
                                                             (Unaudited)          (Audited)
                                                           --------------      -----------------
ASSETS:

Finance receivables, net ...........................         $    23,195          $    24,420
Cash and Cash Equivalents ..........................             595,900              903,642
                                                             -----------          -----------
TOTAL ASSETS .......................................         $   619,095          $   928,062
                                                             ===========          ===========

LIABILITIES AND DEFICIENCY IN ASSETS:
Liabilities:
Accounts payable and other liabilities .............              16,336               17,888
Due to parent company ..............................           3,161,202            3,384,718
                                                             -----------          -----------
TOTAL LIABILITIES ..................................           3,177,538            3,402,606

Deficiency in Assets:
Common stock, par value $.001 per share; 100,000,000
    shares authorized, (10,770,000
    shares issued and outstanding) .................              10,770               10,770
Additional paid-in capital .........................           1,951,438            1,951,438
Accumulated Deficit ................................          (4,520,651)          (4,436,752)
                                                             -----------          -----------
TOTAL DEFICIENCY IN ASSETS .........................          (2,558,443)          (2,474,544)
                                                             -----------          -----------
TOTAL LIABILITIES AND DEFICIENCY IN ASSETS .........         $   619,095          $   928,062
                                                             ===========          ===========

      See notes to condensed consolidated financial statements - unaudited

                 FIRST CAPITAL RESOURCES.COM, INC. & SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE PERIODS ENDING MARCH 31,
                                   (UNAUDITED)



                                                    3 months ended
                                            ----------------------------------
                                                 2002                  2001
                                            ------------          ------------


REVENUES:

Loan interest and fee income ......         $      3,424          $     48,170
Less: Interest expense ............              (76,484)              (90,680)
                                            ------------          ------------
Net Interest Expense ..............         $    (73,060)         $    (42,510)
                                            ------------          ------------


OPERATING AND OTHER EXPENSES:

General and administrative expenses               10,839                25,908
                                            ------------          ------------
Total expenses ....................               10,839                25,908
                                            ------------          ------------

(Loss) before income taxes ........              (83,899)              (68,418)
Income tax expense ................                   --                    --
                                            ------------          ------------
Net (Loss) ........................              (83,899)              (68,418)
                                            ============          ============

Net (Loss) per share ..............         $      (0.01)         $      (0.01)
                                            ============          ============

Weighted average number of shares
   outstanding ....................           10,770,000            10,770,000
                                            ============          ============


      See notes to condensed consolidated financial statements - unaudited

                 FIRST CAPITAL RESOURCES.COM, INC. & SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDING MARCH 31, (UNAUDITED)



                                                                                 2002                 2001
                                                                              ---------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net (Loss) .................................................         $ (83,899)         $   (68,418)
                                                                              ---------          -----------
         Adjustments to reconcile net (loss) to net cash provided
                       by (used in) operating activities:

                  Increase in Due to Parent due to Interest Expense .            76,484               90,680
                  Decrease in accounts payable
                       and other liabilities ........................            (1,552)              (2,360)
                                                                              ---------          -----------
                           Total adjustments ........................            74,932               88,320
                                                                              ---------          -----------
                  Net cash (used in) provided by operating activities            (8,967)              19,902
                                                                              ---------          -----------

CASH FLOW FROM INVESTING ACTIVITIES:
         Decrease in floor plan receivables .........................             1,225              172,448
                                                                              ---------          -----------
                  Net cash provided by investing activities .........             1,225              172,448
                                                                              ---------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Amounts repaid to Parent Company ...........................          (300,000)            (725,000)
                                                                              ---------          -----------
                  Net cash used in financing activities .............          (300,000)            (725,000)
                                                                              ---------          -----------

NET DECREASE IN CASH & CASH EQUIVALENTS .............................          (307,742)            (532,650)

CASH & CASH EQUIVALENTS - BEGINNING OF PERIOD .......................           903,642            1,677,955
                                                                              ---------          -----------

CASH & CASH EQUIVALENTS - END OF PERIOD .............................         $ 595,900          $ 1,145,305
                                                                              =========          ===========




      See notes to condensed consolidated financial statements - unaudited

 NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying (unaudited) condensed consolidated financial statements of First Capital Resources.Com, Inc., have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and changes in stockholders' equity in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2002, are not necessarily indicative of the results that can be expected for the year ended December 31, 2002.

The financial data at December 31, 2001, is derived from audited financial statements that are included in the Company's Annual Report on Form 10-KSB and should be read in conjunction with these condensed consolidated financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidation - The condensed consolidated financial statements include the accounts of First Capital Resources.Com, Inc., and its subsidiary Affordable Dealer Services, Inc. (the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates - The accounting and reporting policies of the Company are in conformity with accounting principles generally accepted in the United States of America and general practices within the finance industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses for the periods presented. Actual results could differ from those estimates.

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

3. GOING CONCERN UNCERTAINTIES

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

 In November of 2000, the creditors of Parent and the Bankruptcy Court approved a Plan of reorganization. The Plan called for the transfer of all of Parent's assets, including the 10,000,000 shares of the Company and the amount the Company owes to Parent at December 31st of approximately $4,200,000, to a new entity, the First American Capital Liquidating Trust ("FACLT"). This transfer was completed January 1, 2001. The Plan and subsequent Court approved Orders provide the Company with the flexibility to sell some or all of its remaining assets to FACLT against the remaining debt outstanding. To the extent that the debt is not fully repaid, up to an additional 4,000,000 shares in the Company may be issued to FACLT to satisfy any remaining debt. The Company may leave certain assets in the Company if an appropriate merger or acquisition candidate can be located or it may sell all of the assets and sell the Company as is without any assets or liabilities. No final decision has been made.

4. NET LOSS PER SHARE

The Company applies Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128). Net loss per share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reported periods.

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

RESULTS OF OPERATIONS

Net revenues

Three Months ended March 31

Net interest expense increased by 71.9 % from $(42,510) for the three-month period ended March 31, 2001, to $(73,060) for the three months ended March 31, 2002. The increase is due to the significantly lower amount of interest revenue and fee income earned due to a lower amount of loans outstanding this period as compared to the same period last year. The interest income for the three months was offset by $76,484 of interest expense accrued on the intercompany loan to FACLT as compared to $90,680 in the same period last year. The lower amount of interest expense is due to the reduction of the loan to FACLT by approximately $735,000 since the end of the same period last year. This reduction in interest expense was much smaller than the decline in interest revenues during the period resulting in a higher net expense for the period.

Net expenses

Three months ended March 31

Net general and administrative expenses for the three months ended March 31 were $10,839 as compared to $25,908 for the same period last year. Selling, general and administrative expenses for the three months this year include $0 in management fees paid to FACLT as compared to 13,500 last year. All other expense levels were approximately the same. The majority of general and administrative expenses were legal fees incurred in the collection of outstanding loans and accounts receivable. The net loss for the three months ended March 31, 2002 was $83,899 as compared to a net loss of $68,418 for the three-month period last year. This is due to the fact that even though general and administrative expenses decreased over the same period last year, revenues declined by an even greater amount. Partly offsetting the increase in net loss was a reduction in interest expense during the period due to the reduction in the size of the debt to FACLT. The Company should continue to lose money for the rest of the year due to the interest expense on the intercompany loan however this may be offset if certain of the Company's collection actions are successful or if an acquisition or business combination can be identified.

LIQUIDITY AND CAPITAL RESOURCES

The Company currently has $595,900 cash and equivalents on hand and another $23,195 in other loans and receivables against only $16,336 in accounts payable. However, the Company is currently indebted to its parent Company, FACLT, in the amount of $3,161,202. As was disclosed in the previous Report on Form 10-KSB and in the notes to these financial statements, FACT confirmed a Plan of Reorganization to emerge from Chapter 11. The Plan calls for a liquidation of all the assets of the Company and repayment, to the extent possible, of the loans owed to FACLT (the successor to FACT) and a conversion of all or part of the debt to additional shares in the Company. Further as stated in the Plan, the Company will continue to pursue an acquisition of or combination with an ongoing business or an outright sale of the Company to a new controlling shareholder. In doing so, certain assets may remain with the Company as part of a merger, acquisition or outright sale.

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

                                    FIRST CAPITAL RESOURCES.COM, INC.



Date:  May 14, 2002                  By:  /s/ Derri Davisson
                                          -----------------------------------
                                             Derri Davisson, President