Form 10QSB
period 2002-06-30
FIRST CAPITAL RESOURCES COM INC
filed 2002-08-14
CIK 894538

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                                   SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002


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

                  Class                         Outstanding as of June 30, 2002
                  -----                         -------------------------------

$.001 PAR VALUE CLASS A COMMON STOCK                        10,770,000 SHARES

                        FIRST CAPITAL RESOURCES.COM, INC.

                                      INDEX



Part I.  Financial Information                                                            Page #
                                                                                          ------
   Item 1.  Financial Statements
     Condensed consolidated balance sheets - June 30, 2002, and
         December 31, 2001                                                                   3
     Condensed consolidated statements of operations -Three and Six months ended June 30, 2002, and three and six months
         ended June 30, 2001 (unaudited)                                                     4
     Condensed consolidated statements of cash flows - Six months ended June 30, 2002, and six months ended
         June 30, 2001 (unaudited)                                                           5

     Notes to condensed consolidated financial statements                                  6 -7

   Item 2.  Management's Discussion and Analysis                                          7 - 8

Part II.  Other Information                                                                  9

Signature Page                                                                              10

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


                 FIRST CAPITAL RESOURCES.COM, INC. & SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      JUNE 30, 2002, AND DECEMBER 31, 2001


                                                             June 30, 2002        December 31, 2001
                                                              (Unaudited)              (Audited)
                                                             -------------        -----------------
ASSETS:

Finance receivables, net                                      $    20,521           $    24,420
Cash and Cash Equivalents                                         250,405               903,642
                                                              -----------           -----------

TOTAL ASSETS                                                  $   270,926           $   928,062
                                                              ===========           ===========



LIABILITIES AND DEFICIENCY IN ASSETS:
Liabilities:
Accounts payable and other liabilities                        $     7,647           $    17,888
Due to parent Company                                           2,781,823             3,384,718
                                                              -----------           -----------

TOTAL LIABILITIES                                               2,789,470             3,402,606

Deficiency in Assets:
Common stock, par value $.001 per share; 100,000,000
   shares authorized, (10,770,000
   shares issued and outstanding)                                  10,770                10,770
Additional paid-in capital                                      1,951,438             1,951,438
Accumulated Deficit                                            (4,480,752)           (4,436,752)
                                                              -----------           -----------

TOTAL DEFICIENCY IN ASSETS                                     (2,518,544)           (2,474,544)
                                                              -----------           -----------

TOTAL LIABILITIES AND DEFICIENCY IN
ASSETS                                                        $   270,926           $   928,062
                                                              ===========           ===========


      See notes to condensed consolidated financial statements - unaudited

                 FIRST CAPITAL RESOURCES.COM, INC. & SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE PERIODS ENDING JUNE 30,
                                   (UNAUDITED)



                                                      6 months ended                    3 months ended
                                                 2002               2001            2002                2001
                                                 -----------------------            ------------------------


REVENUES:
Loan interest and fee income            $      4,773      $    116,425      $      1,349      $     68,255
Less: Interest expense                      (147,105)         (176,393)          (70,621)          (85,713)
Collection of A/C Written Off                130,000            45,000           130,000            45,000
                                        ------------      ------------      ------------      ------------

Net revenue (interest expense)          $    (12,332)     $    (14,968)     $     60,728      $     27,542
                                        ------------      ------------      ------------      ------------


OPERATING AND OTHER EXPENSES:

General and administrative expenses           31,668            52,826            20,829            26,918
                                        ------------      ------------      ------------      ------------
Total expenses                                31,668            52,826            20,829            26,918
                                        ------------      ------------      ------------      ------------


(Loss) before income taxes                   (44,000)          (67,794)           39,899               624
Income tax expense                                --                --                --                --
                                        ------------      ------------      ------------      ------------
Net Income (Loss)                            (44,000)          (67,794)           39,899               624


Net Income (Loss) per share             $      (0.00)     $      (0.01)     $       0.00      $       0.00
                                        ============      ============      ============      ============

Weighted average number of shares         10,770,000        10,770,000        10,770,000        10,770,000
   outstanding                          ============      ============      ============      ============



      See notes to condensed consolidated financial statements - unaudited

                 FIRST CAPITAL RESOURCES.COM, INC. & SUBSIDIARY
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                     SIX MONTHS ENDING JUNE 30, (UNAUDITED)



                                                                            2002             2001
                                                                            ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net Loss                                                             $ (44,000)     $   (67,794)
                                                                          ---------      -----------
     Adjustments to reconcile net loss to net cash
         provided by operating activities:
         Increase in Due to Parent due to Interest Expense                  147,105          176,393
         Decrease in accounts payable
              and other liabilities                                         (10,241)         (22,361)
              Total adjustments                                             136,864          154,032
                                                                          ---------      -----------
                  Net cash provided by operating activities                  92,864           86,238
                                                                          ---------      -----------

CASH FLOW FROM INVESTING ACTIVITIES:
     Decrease in floor plan receivables                                       3,899         (254,416)
                                                                          ---------      -----------
                  Net cash provided by (used in) investing activities         3,899         (254,416)
                                                                          ---------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Amounts repaid to Parent Company                                      (750,000)        (770,000)
                                                                          ---------      -----------
                  Net cash used in financing activities                    (750,000)        (770,000)
                                                                          ---------      -----------

NET DECREASE IN CASH & CASH EQUIVALENTS                                    (653,237)        (429,346)

CASH & CASH EQUIVALENTS - BEGINNING OF PERIOD                               903,642        1,677,955
                                                                          ---------      -----------

CASH & CASH EQUIVALENTS - END OF PERIOD                                   $ 250,405      $ 1,248,609
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

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2002, are not necessarily indicative of the results that can be expected for the year ended December 31, 2002.

The financial data at December 31, 2001, is derived from audited financial statements that are included in the Company's Annual Report on Form 10-KSB which should be read in conjunction with these condensed consolidated financial statements.

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


3.       GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has a substantial deficiency in assets. It is reasonably possible that First American Capital Trust ("FACT"), the principal source of liquidity for the Company, may not provide additional capital to the Company and/or may demand repayment of the amount due to FACT. Should such demand be made, the Company would not have the ability to repay such amount.

 In November of 2000, the creditors of FACT and the Bankruptcy Court approved a Plan of reorganization. The Plan called for the transfer of all of FACT 's assets, including the 10,000,000 shares of the Company and the amount the Company owes to FACT at December 31st of approximately $4,200,000, to a new entity, the First American Capital Liquidating Trust ("FACLT"). This transfer was completed January 1, 2001. The Plan and subsequent Court approved Orders provide the Company with the flexibility to sell some or all of its remaining assets to FACLT against the remaining debt outstanding. To the extent that the debt is not fully repaid, additional shares in the Company may be issued to FACLT to satisfy any remaining debt. The Company may leave certain assets in the Company if an appropriate merger or acquisition candidate can be located or it may sell all of the assets and sell the Company as is without any assets or liabilities. No final decision has been made.

4.       NET INCOME (LOSS) PER SHARE

The Company applies Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128). Net income (loss) per share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reported periods.



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


RESULTS OF OPERATIONS

Net revenues

Three Months ended June 30

Interest and fee revenues for the three months ended June 30, 2002 were only $1,349 as compared to $68,255 during the same quarter last year. The decrease is due to fewer loans outstanding and lower cash balances on hand The interest income for the three months was offset by $70,621 of interest expense accrued on the intercompany loan to FACLT as compared to $85,713 in the same period last year. The lower amount of interest expense is due to the reduction of the loan to FACLT by approximately $1,150,000 since the end of the same period last year. This reduction in interest expense was much smaller than the decline in interest revenues during the period resulting in a higher net expense for the period.

During the quarter the Company also recovered $130,000 from an account that had previously been written off as compared to $45,000 that was collected during the same quarter last year under the same circumstances. The amount was collected via settlement of a lawsuit the Company had brought against two parties for a loan the Company had previously made that was in default. The Company is still pursuing the other party however it is not known at this time what amount if any will be collected from the other party.

Six Months Ended June 30

Interest and fee revenues for the six months ended June 30, 2002 were only $4,773 as compared to $161,425 for the same period last year. The decrease is due to the lower amount of cash on hand and fewer loans outstanding earning interest revenue. Interest expense for the six months this year was $147,105 as compared to $176,393 during the same period last year. This is due to the lower amount owed to FACLT that during the same period last year. Lower interest expense reduced the impact of the reductions in revenues during the period.

During the six months the Company collected $130,000 from a previously written off account. The amount was collected via a settlement of legal action brought to recover a loan in default. During the same period last year $45,000 was recovered on account of settling litigation brought against a party owing the Company money.

This resulted in a net loss for the six months in the amount of $44,000 as compared to a net loss of $67,794 for the same period last year. Due to the high interest expense due on the loan to FACLT, the low interest revenues currently coming into the Company and the uncertainty of whether any further amounts will be collected by litigation by the Company against other parties, the Company will likely have losses for the rest of the year.

Net expenses

Three months ended June 30

Net general and administrative expenses for the three months ended June 30 were $20,830 as compared to $26,918 for the same period last year. Selling, general and administrative expenses for the three months this year include $0 in management fees paid to FACLT as compared to $7,500 last year. All other expense levels were approximately the same. The majority of general and administrative expenses were legal fees incurred in the collection of outstanding loans and accounts receivable. The net income for the three months ended June 30, 2002 was $39,899 as compared to a net loss of $624 for the three-month period last year. This is due to the fact that even though general and administrative expenses stayed about the same as compared to the same period last year, revenues increased by an even greater amount due to the recovery of $130,000 in previously written off accounts as noted earlier. Also increasing the net gain was a reduction in interest expense during the period due to the reduction in the size of the debt to FACLT. The Company should continue to lose money for the rest of the year due to the interest expense on the intercompany loan however this may be offset if certain of the Company's collection actions are successful or if an acquisition or business combination can be identified.

Six months ended June 30

Net general and administrative expense for the six months ended June 30 were $31,669 as compared to $52,826 for the same period a year earlier. General and administrative expenses for the six month period this year were mostly comprised of legal fees incurred in connection with the collection of outstanding loans and other amounts owed to the Company. The remaining balance of general and administrative expenses comprised of professional fees related to maintaining the accounting records and filing the quarterly reviews, legal fees incurred in connection with the acquisition by a potential company or other investors and for other legal fees related to statutory filings.


LIQUIDITY AND CAPITAL RESOURCES

The Company currently has $250,405 in cash and equivalents on hand and another $20,521 in other loans and receivables against only $7,647 in accounts payable. However, the Company is currently indebted to its parent Company, FACLT, in the amount of $2,781,823. As was disclosed in the previous Report on Form 10-KSB and in the notes to these financial statements, FACT confirmed a Plan of Reorganization to emerge from Chapter 11. The Plan calls for a liquidation of all the assets of the Company and repayment, to the extent possible, of the loans owed to FACLT (the successor to FACT) and a conversion of all or part of the debt to additional shares in the Company. Further as stated in the Plan, the Company will continue to pursue an acquisition of or combination with an ongoing business or an outright sale of the Company to a new controlling shareholder. In doing so, certain assets may remain with the Company as part of a merger, acquisition or outright sale.

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


                                           FIRST CAPITAL RESOURCES.COM, INC.



Date:  August 14, 2002                     By:   /s/ Derri Davisson
                                              ---------------------------------
                                              Derri Davisson, President