Form 10QSB
period 2002-09-30
FIRST CAPITAL RESOURCES COM INC
filed 2002-11-14
CIK 894538

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                   SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002


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


               Class                        Outstanding as of September 30, 2002
               -----                        ------------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                  10,770,000 SHARES

                        FIRST CAPITAL RESOURCES.COM, INC.

                                      INDEX


Part I.  Financial Information                                           Page #
                                                                         ------
  Item 1. Financial Statements

    Condensed consolidated balance sheets - September 30, 2002, and
        December 31, 2001                                                    3
    Condensed consolidated statements of operations - Three and Nine months ended September 30, 2002, and three and nine months
        ended September 30, 2001 (unaudited)                                 4

    Condensed consolidated statements of cash flows - Nine months ended September 30, 2002, and nine months ended
        September 30, 2001 (unaudited)                                       5

    Notes to condensed consolidated financial statements                  6 -7

  Item 2. Management's Discussion and Analysis                            7 -8

Part II. Other Information                                                   9

Signature Page                                                              10

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                 FIRST CAPITAL RESOURCES.COM, INC. & SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                    SEPTEMBER 30, 2002, AND DECEMBER 31, 2001



                                                         September 30, 2002    December 31, 2001
                                                             (Unaudited)          (Audited)
ASSETS:

Finance receivables, net                                    $     20,014         $     24,420
Cash and Cash Equivalents                                         86,186              903,642
                                                            ------------         ------------
TOTAL ASSETS                                                $    106,200         $    928,062
                                                            ============         ============

LIABILITIES AND DEFICIENCY IN ASSETS:
Liabilities:
Accounts payable and other liabilities                             4,056               17,888
Due to parent company                                          2,696,501            3,384,718
                                                            ------------         ------------

TOTAL LIABILITIES                                              2,700,557            3,402,606

Deficiency in Assets:
Common stock, par value $.001 per share; 100,000,000
    shares authorized, (10,770,000
    shares issued and outstanding)                                10,770               10,770
Additional paid-in capital                                     1,951,438            1,951,438
Accumulated Deficit                                           (4,556,554)          (4,436,752)
                                                            ------------         ------------
TOTAL DEFICIENCY IN ASSETS                                    (2,594,356)          (2,474,544)
                                                            ------------         ------------
TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                  $    106,200         $    928,062
                                                            ============         ============

      See notes to condensed consolidated financial statements - unaudited

                 FIRST CAPITAL RESOURCES.COM, INC. & SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE PERIODS ENDED SEPTEMBER 30,
                                   (UNAUDITED)


                                                    9 months ended                            3 months ended
                                               2002                 2001                 2002                 2001
                                           ------------         ------------         ------------         ------------
REVENUES:
Loan interest and fees                     $      5,368         $    144,540         $        595         $     28,115
Less: Interest expense                         (211,783)            (262,733)             (64,678)             (86,340)
Collection of A/C Written Off                   130,000               45,000                   --                   --
                                           ------------         ------------         ------------         ------------
Net Revenue (Interest Expense)             $    (76,415)        $    (73,193)        $    (64,083)        $    (58,225)
                                           ------------         ------------         ------------         ------------

OPERATING AND OTHER EXPENSES:

Provision for Credit Losses                          --               43,567                   --               43,567
General and administrative expenses              43,398               94,911               11,730               42,085
                                           ------------         ------------         ------------         ------------
Total expenses                                   43,398              138,478               11,730               85,652
                                           ------------         ------------         ------------         ------------

(Loss) before income taxes                     (119,813)            (211,671)             (75,813)            (143,877)

Income tax expense                                   --                   --                   --                   --
                                           ------------         ------------         ------------         ------------
Net  Loss                                      (119,813)            (211,671)             (75,813)            (143,877)
                                           ============         ============         ============         ============

Net  Loss per share                        $      (0.01)        $      (0.02)        $      (0.01)        $      (0.01)
                                           ============         ============         ============         ============
Weighted average number of
  shares outstanding                         10,770,000           10,770,000           10,770,000           10,770,000
                                           ============         ============         ============         ============


      See notes to condensed consolidated financial statements - unaudited

                 FIRST CAPITAL RESOURCES.COM, INC. & SUBSIDIARY
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                   NINE MONTHS ENDED SEPTEMBER 30, (UNAUDITED)


                                                                          2002                 2001
                                                                      ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (Loss)                                                       $   (119,813)        $   (211,671)
                                                                      ------------         ------------
     Adjustments to reconcile net loss to net cash provided by
            operating activities:
            Increase in Due to Parent due to Interest Expense              211,783              262,733
            Decrease in accounts payable
                 and other liabilities                                     (13,832)             (10,592)
                                                                      ------------         ------------
                     Total adjustments                                     197,951              252,141
                                                                      ------------         ------------
            Net cash provided by operating activities                       78,138               40,470
                                                                      ------------         ------------
CASH FLOW FROM INVESTING ACTIVITIES:
     Decrease in floor plan receivables                                      4,406              305,501
                                                                      ------------         ------------
            Net cash provided by investing activities                        4,406              305,501
                                                                      ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Amounts repaid to Parent Company                                     (900,000)            (870,000)
                                                                      ------------         ------------
            Net cash used in financing activities                         (900,000)            (870,000)
                                                                      ------------         ------------
NET DECREASE IN CASH & CASH EQUIVALENTS                                   (817,456)            (524,029)

CASH & CASH EQUIVALENTS - BEGINNING OF PERIOD                              903,642            1,677,955
                                                                      ------------         ------------
CASH & CASH EQUIVALENTS - END OF PERIOD                               $     86,186         $  1,153,926
                                                                      ============         ============


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

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2002, are not necessarily indicative of the results that can be expected for the year ended December 31, 2002.

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

      RESULTS OF OPERATIONS

      Net revenues

      Three Months ended September 30

      The loan interest and fee income was $595 for the three months ended September 30, 2002 as compared to $28,115 for the same three-month period last year. Interest revenue and fee income earned declined due to a lower amount of loans outstanding this period as compared to the same period last year The interest income for the three months was offset by $64,678 of interest expense accrued on the intercompany loan to FACLT as compared to $86,340 in the same period last year. The lower amount of interest expense is due to the reduction of the loan to FACLT by approximately $900,000 since the beginning of the year. This reduction in interest expense was much smaller than the decline in interest revenues during the period resulting in a higher Net Interest Expense for the period.

      Nine Months Ended September 30

      Loan interest and fee income for the nine months ended September 30, 2002 were only $5,368 as compared to $144,540 for the same period last year. The decrease is due to the lower amount of loans outstanding and the amount of cash on hand. Interest expense for the period was $211,783 as compared to $262,733 for the same nine months last year. The decrease is due to the lower amount owing to FACLT as compared to last year. The reduction in interest expense was not enough to offset the reduction in loan interest revenue and fee income resulting in a lower net interest expense.

      During the nine months ended September 30, 2002, the Company collected $130,000 from accounts previously written off. The amount was collected via a settlement of a legal action brought to recover a loan in default. During the same period last year $45,000 was recovered on account of settling litigation brought against a party owing the Company money.

      This resulted in a net loss for the nine months of $122,713 as compared to a net loss of $211,671 for the same period last year. Due to the high interest expense on the intercompany loan to FACLT plus the declining revenues coming into the Company and the uncertainty of whether any future amounts owing the Company will be collected by litigation, the Company will likely have losses for the rest of the year.

      Net expenses

      Three months ended September 30

      Net general and administrative expenses for the three months ended September 30 were $11,730 as compared to $42,085 for the same period last year. Selling, general and administrative expenses for the three months ended September 30, 2001 include in management fees paid to FACLT of 13,500. The majority of general and administrative expenses were legal fees incurred in the collection of outstanding loans and accounts receivable and they were significantly lower during the three-month period just ended as compared to the same period last year. The Company had no further credit losses this year but had $43,567 during the same period last year. The net loss for the three months ended September 30, 2002 was $78,173 as compared to a net loss of $143,877 for the three-month period last year. This is due to the fact that even though revenues were lower, interest expense on the loan to FACLT was also lower, there was no provision for credit losses this year and general and administrative expenses were much lower. The Company should continue to lose money for the rest of the year due to the interest expense on the intercompany loan however this may be offset if certain of the Company's collection actions are successful or if an acquisition or business combination can be identified.

      Nine months ended September 30

      Net general and administrative expenses for the nine months ended September 30 were $43,398 as compared to $94,911 for the same nine-month period last year. Most of the general and administrative expenses in both periods were legal fees for incurred in connection with the collection of outstanding loans and other amounts owing the Company. During the nine months last year the Company incurred $43,567 in provisions for credit losses as compared to $0 this year.

      LIQUIDITY AND CAPITAL RESOURCES

      The Company currently has $86,186 in cash and equivalents on hand and another $20,014 in other loans and receivables against only $6,956 in accounts payable. However, the Company is currently indebted to its parent Company, FACLT, in the amount of $2,696,501. As was disclosed in the previous Report on Form 10-KSB and in the notes to these financial statements, FACT confirmed a Plan of Reorganization to emerge from Chapter
      11. The Plan calls for a liquidation of all the assets of the Company and repayment, to the extent possible, of the loans owed to FACLT (the successor to FACT) and a conversion of all or part of the debt to additional shares in the Company. Further as stated in the Plan, the Company will continue to pursue an acquisition of or combination with an ongoing business or an outright sale of the Company to a new controlling shareholder. In doing so, certain assets may remain with the Company as part of a merger, acquisition or outright sale.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

      First American Capital Liquidating Trust (the "Trust"), majority owner of First Capital Resources.com, Inc. (the "Company") has entered into an agreement to sell to WF Fund 9.5 million of the 10 million shares the Trust currently owns. As a result of the transaction, WF Fund will become the controlling shareholder of the Company. The transaction is expected to close on or about November 13, 2002. Upon completion of the purchase, the Company will file such additional disclosure documents as may be necessary. Additionally, because of the uncollectability of the monies ("the Debt") owed to the Trust by the Company, the Trust will be assigning the Debt to an unaffiliated third party.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits required by Item 601 of Regulation S-K

      None

(b)   Reports on Form 8-K

      None

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                          SECTIONS 302 and 906 OF THE
                           SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of First Capital Resources.com, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof
(the "Report"), we certify, pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


     (3)     The signing officer has reviewed the report;

     (4) Based on the officer's knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading;

     (5) Based on such officer's knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition and results of operations of the issuer as of, and for, the periods presented in the report;

     (6)    The signing officers--

           i. are responsible for establishing and maintaining internal controls;

          ii. have designed such internal controls to ensure that material information relating to the issuer and its consolidated subsidiaries is made known to such officers by others within those entities, particularly during the period in which the periodic reports are being prepared;

         iii. have evaluated the effectiveness of the issuer's internal controls as of a date within 90 days prior to the report; and

          iv. have presented in the report their conclusions about the effectiveness of their internal controls based on their evaluation as of that date;


     (7) The signing officers have disclosed to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function)--

          i. all significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize, and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

         ii. any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

     (8) The signing officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




_________________________________
Derri Davisson, President

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FIRST CAPITAL RESOURCES.COM, INC.



Date:  November 14, 2002           By:  /s/ Derri Davisson, President
                                        ----------------------------------------
                                        Derri Davisson, President