Form 10KSB
period 2002-12-31
HAMPTON BERKSHIRE INSURANCE & FINANCIAL INC
filed 2003-04-23
CIK 894538

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to________

Commission File No. 33-55254-28

HAMPTON BERKSHIRE INSURANCE AND FINANCIAL, INC.
F/K/A FIRST CAPITAL RESOURCES.COM, INC.
(Exact name of Registrant as specified in its charter)

NEVADA                                                                          87-0438641
(State or other jurisdiction of                                          (I.R.S. Employer
incorporation or organization)                                                  Identification Number)

4766 Holladay Blvd.
Holladay, Utah 84117
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code (801) 273-9300

Securities registered pursuant to Section 12 (b) of the Act: NONE

Securities registered pursuant to Section 12 (g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2003, was $0 based on their being no bid or ask price as reported by the OTC electronic bulletin board on that date or within 60 days prior to the date of filing.

As of March 27, 2003, there were 1,077,000 shares of Common Stock, $.001 par value, issued and outstanding.

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

On April 1, 1999, FACT South, LLC, a limited liability company ("Fact South") sold a 100% interest in its three Subsidiaries, Carnet, Inc. ("Carnet"), Southeast Dealer Acceptance, Inc. ("SEDA"), and Affordable Dealer Services, Inc. ("Affordable"), to Jackal Industries in exchange for 10,000,000 shares of the Company, resulting in FACT South, LLC, owning approximately 91% of the outstanding shares of the Company. The Company's name was changed to First Capital Resources.com, Inc., on April 13, 1999. On December 27, 2000, Fact South LLC transferred its 10,000,000 shares in the Company to First American Capital Trust ("FACT"), Fact South's controlling member, as partial satisfaction of debt owing to FACT. On December 27, 2000, the Company transferred stock in SEDA and Carnet to FACT in exchange for $1,255,000 that was applied to reduce the inter-company loan owing to FACT. This left the Company with Affordable as its sole subsidiary. On January 1, 2001 the shares of the Company owned by FACT were transferred from FACT to a successor trust, First American Capital Liquidating Trust (FACLT).

The Company, through its wholly owned subsidiary, Affordable, was involved in the automobile finance and lending business. Affordable ceased any financing in October of 2000 and has only been collecting outstanding receivable balances. SEDA was a former subsidiary and since its inception on January 20, 1999, engaged in the business of purchasing and servicing sub-prime automobile finance loans primarily in southeastern Florida. As was previously mentioned, SEDA was sold in December of 2000 to FACT. During 2001 and 2002, the Company had no employees. Certain employees of the Company's majority shareholder, FACT, provided services to the Company, as needed. During 2001 and 2002, no management or other fees were charged to the Company.

On December 31, 2002, FACLT sold to WF Fund, LLC, 9,500,000 shares of the Company, with FACLT retaining 500,000 shares.

ITEM 2. DESCRIPTION OF PROPERTIES.

The Company had no leases during the year. The Company maintained its offices in those of its majority shareholder in Clearwater, Florida until December 31, 2002 when a controlling interest in the Company was sold. Thereafter the Company's office will be in Holladay, Utah. It currently pays no rent for this space.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any material legal proceeding or litigation which would impact the operations of the Company and knows of no material legal proceedings, judgments entered, legal actions or litigation, contemplated or threatened, which would impair the operations of the Company in the future. The Company had previously commenced certain actions to recover amounts owed to it that have been fully provided for in the financial statements, in particular an attempt to recover a $1,000,000 loan to a private entity. However, these claims as well as the other assets of the Company were sold to FACLT for $31,476 on December 31, 2002 in satisfaction of the certain amounts owed by the Company to FACLT.

The Company's major shareholder until December 31, 2000, First American Capital Trust ("FACT") filed a voluntary petition for relief from creditors under Chapter XI of the United States Bankruptcy Code in September 1999. The creditors of FACT and the Bankruptcy Court approved a Plan of Reorganization in November 2000. The Plan called for the transfer of all of FACT's assets, including the 10,000,000 shares of the Company and the amount the Company owed to FACT at that time of approximately $4,200,000, to a new entity, the First American Capital Liquidating Trust ("FACLT"). This transfer was completed January 1, 2001. The Plan and subsequent Court approved Orders provide the Company with the flexibility to transfer some or all of its remaining assets to FACLT against the remaining debt outstanding. To the extent that the debt is not fully repaid, up to an additional 4,000,000 shares in the Company may be issued to FACLT to satisfy any remaining debt.

The Company is looking for a way to enhance shareholder value. The Company has no operations and no funds with which to develop operations. The Company is in the process of seeking short-term working capital while it investigates possible business opportunities. Subsequent to year end the Company's name was changed to Hampton Berkshire Insurance & Financial, Inc., the new Board of Directors authorized a 10:1 reverse split of the Company's common shares and the authorized capital was increased to 150,000,000 consisting of 125,000,000 common shares and 25,000,000 preferred shares.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to the Company's security holders for a vote during the fourth quarter of the fiscal year ended December 31, 2002. Subsequent to year end the new Board approved a 10:1 reverse split, a change in name, and in increase in authorized shares of 125,000,000 common at $.001 par value and 25,000,000 preferred at $.001 par value.

PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

As of February 28, 2003, there were 705 record holders of the Company's common stock. The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future. The future payment of dividends, if any, on the common stock is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements, financial condition and other relevant factors.

A history of the stock price of the Company as reported by the NASD electronic bulletin board (Bulletin Board - symbol "FCRS"), for the period commencing January 1, 2001, to December 31, 2002, is as follows:

Year Quarter                                          $ High                     $ Low

2002 4th                                                    --                                --

3rd                                                              --                               --

2nd                                                             --                                --

1st                                                               --                               --

2001 4th                                                 0.50                           0.50

3rd                                                             --                               --

2nd                                                             --                             --

1st                                                                --                              --

Subsequent to year end the trading symbol was changed to HBIF, but the Company still trades on the OTC BB.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

RESULTS FROM OPERATIONS

A loss from operations in the amount of $206,826 was recorded for the year ended December 31, 2002 as compared to a loss of $252,525 for the year ended December 31, 2001.

Revenues

Net Interest expense for the year ended December 31, 2002 was $270,425 as compared to $226,073 for the same period last year. Interest revenues in 2002 were significantly lower than in 2001 due to the lower level of finance receivables and lower cash balances earning bank and investment interest. Interest expense on the note to the controlling shareholders was $211,783 during fiscal 2002 as compared to $347,829 for the previous year due to the lower amount owing to the controlling shareholder. Even though interest expense was lower in 2002, net interest expense was higher due to the significant reduction in interest revenues.

The Company derived other revenues of approximately $131,224 during the year 2002 as compared to $156,500 during fiscal 2001. During 2002 and 2001 other revenues came primarily from collections on receivables that had been fully provided in the accounts, litigated and ultimately collected from the defendants. Based on the current status of the Company it does not expect significant other revenues in the upcoming year unless a suitable business opportunity can be identified. If an acquisition were completed, revenues would be impacted accordingly.

The Company did not have the ability to satisfy its outstanding indebtedness to FACLT so in anticipation of divesting itself of equity ownership through its sale of company stock (to WF Fund, LLC), FACLT assigned its debt to an unaffiliated entity, (BSI, Inc.). It is not known the intentions of the new debt holder.

Operating and Other Expenses

Operating and Other expenses ("Operating") for the year ended December 31, 2002, were $67,626 as compared to $139,385 for the previous fiscal year. During 2002, these consisted primarily of professional fees for attorneys and accountants to pursue claims the Company has against others and for filing and audit fees. General and administrative expenses were nominal in 2002 and were significantly lower than in 2001 due to the lower level of overall business activity. During fiscal year 2002, there were no reserves against non-performing assets as compared to fiscal 2001 where $43,567 was reserved against non-performing assets.

The Company incurred $276,585 in interest expense in fiscal 2002 as compared to $347,829 in interest expense on its debt to FACLT during the year. During fiscal 2002, $34,194.24 was accrued on the loan to BSI, Inc. from the period after November 18 to December 31. The balance of interest expense was accrued on the loan to FACLT from January 1 to November 18, 2002. This interest was expensed, but was not paid and was accrued along with the outstanding debt. Interest expense was lower in 2002 than in 2001 due to the lower amount of debt outstanding to FACLT throughout 2002 as compared to fiscal 2001. The Company anticipates that interest expense will likely be lower in 2003 as debt will be paid down throughout the year and ultimately paid off either through the acquisition of a new operating business or through the conversion of the shares to equity in the Company.

The Company has not paid any officers or employees in 2002 or 2001.

LIQUIDITY AND CAPITAL RESOURCES

Up until its filing for relief from creditors under Chapter XI of the United States Bankruptcy Code in September 1999, FACT was the Company's primary financing source in fiscal 1999. Thereafter, FACTL provided financing to cover administrative costs. Additionally, prior to the sale of company stock by the former parent, and prior to transfer of all debt to BSI, Inc., loans were outstanding from the Company to FACTL (the successor to FACT) in the amount of $2,631,501. During the fourth quarter, FACTL assigned the debt owing to it by the Company to BSI, Inc. and thereafter sold 9,500,000 shares in the Company to WF Fund, LLC. Subsequent to year end, the new Board approved a 10:1 reverse stock split of the Common shares of the Company.

The Company currently has finance receivables of $0, as compared to $24,420 last year. The receivables at December 31, 2002 consist solely of floor plan receivables of $109,242 and are net of a credit reserve in the same amount. All receivables have been sold, assigned or collected.

The Company has received all of its funding from FACT. To date, it has received total funding of $6,930,832. At December 31, 2002, the Company owes FACLT's assignee (BSI, Inc.) $2,631,501 as compared to $3,384,718 that was owed to FACLT at December 31, 2001. Accrued interest since then has increased the balance to that at year-end.

The Company has a deficiency in assets consisting of paid-in capital and common stock of $1,962,208 and a deficit of $4,644,275. Any further increases or decreases in equity are dependent upon, among other things, what actions the new controlling shareholder of the Company takes with respect to any remaining debt being converted to equity, the acquisition of or combination with an ongoing business and whatever plans the new owners may have for the Company. The Company currently intends to locate a new business opportunity to acquire or merge with. Ther can be no guarantee that the Company will be successful in locating and completing such a transaction. Consequently, the Company may have little or no working capital for the foreseeable future.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company and related notes, together with the report of Kaufman, Rossin & Co., are set forth in Part III beginning at page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the year ended December 31, 2002, there were no disagreements with the Company's accountants on accounting and financial disclosure practices.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table shows the positions held by the Company's officers and directors. The directors were appointed and will serve until the next annual meeting of the Company's stockholders, and until their successors have been elected and have qualified. The officers were appointed to their positions, and continue in such positions, at the discretion of the directors.

Name	Age	Position	Director Since

Lionel Drage	77	President and Director	December 31, 2002

Lionel L. Drage was appointed Director and president of the Corporation on December 31, 2002 via Unanimous Consent of the Board of Directors of the Corporation.

Having worked for Pan American Airlines during World War II as an FAA certified licensed mechanic, Mr. Drage graduated from the University of Utah in 1954 with a Bachelors of Science in Banking and Finance, and in 1957 received a Masters Degree from the University of California (Berkeley) in Corporate Finance and Production Management. He completed Cornell University's Executive Development Program and New York University's Executive Financial Planning program.

Mr. Drage retired in 1989 and since that time has provided consulting services on a part-time basis. During his forty years in business he has served in numerous executive positions, including General Manager Fur Breeders Agricultural Cooperative (1985-89), Mining Operations and Management Advisor for Coordinated Financial Services (1984-85), President and CEO of Chugach Alaska Corporation (1980-83), Vice President of Finance and CEO of Emery Mining Corporation (1978-80), and Vice President of MIC Investment Corporation (1969-73). From 1973 to 1978 Mr. Drage served as the Director of the State Emergency Medical Program of the University of Utah and the Intermountain Regional Medical Program.

Mr. Drage was the founder of Western Home Bank and has served on the Board of Directors of United Bank Alaska and Zions First National Bank. He is a former member of the American Institute of Industrial Engineers, American Institute of Mining Engineers, Alaska Mining Association and the Financial Executives Institute. Mr. Drage is a former instructor in corporate finance at the University of California (Berkeley) and the College of Business at the University of Utah.

He is a former Major of the Utah Civil Air Patrol and squadron commander of Utah' emergency medical squadron.

Derri Davisson resigned as a Director and Officer of the Corporation on December 31, 2002. he had been President and a Director since October 27, 1999. he has also been Vice President, Operations, of First American Capital Trust, the Company's former majority stockholder, since December 1998, and Co-Trustee of the Trust since September 1999. Prior to that she was the Corporate Paralegal and Systems Manager for First American Capital Trust.

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

ITEM 10. EXECUTIVE COMPENSATION.

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
Name and Principal Position	Year	Salary	Bonus	Other
Lionel Drage (President-Director Since December 31, 2002)	2002	-	-	-
Derri Davisson (President-Director October 27,1999 until December 31, 2002)	2001 2002	- -	- -	- -

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of December 31,2001, information regarding the beneficial ownership of shares by each person known by the Company to own five percent or more of the outstanding shares, by each of the directors and executive officers and by the executive officers and directors as a group.
Name and address of beneficial owner	Number of Shares and Nature of beneficial owner	Beneficially Owned	% Ownership

WF Fund, LLC	9,500,000 Common		88.2%

First American Capital	500,000 Common		4.6%
Liquidating Trust

Lionel L. Drage 4766 Holladay Blvd Holladay, UT 84117	-		-

Management as a Group	-		-

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except for those transactions between the Company and FACT or FACLT, as described previously herein, there were no related party transactions during the year.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K(A) Exhibits

Exhibit

No. Description

99.1 Written Statement of Chief Executive Officer with respect to compliance with Section 13(a) or 15 (d) of the Securities Exchange Act of 1934.

(B) The following reports were filed on Form 8-K during the year:

Reports on Form 8-K were filed on January 28, 2003 and March 17, 2003.

ITEM 14. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. The Company's principle executive officer based on his evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 (c) as of a date within 90 days prior to the filing of this Annual Report on Form 10KSB, have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

(b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

HAMPTON BERKSHIRE INSURANCE AND FINANCIAL, INC.
F/K/A FIRST CAPITAL RESOURCES.COM, INC.
--------------------------------------------------------------------------------
AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002 AND 2001

C O N T E N T S                                                                    Page
-------------------------------------------------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT                                                       F - 1

CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet                                                                                                  F - 2

Statements of Operations                                                                             F - 3

Statements of Changes in Deficiency in Assets                                       F - 4

Statements of Cash Flows                                                                            F - 5

Notes to Financial Statements                                                                   F - 6 - F - 10

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Hampton Berkshire Insurance and Financial, Inc.
(f/k/a First Capital Resources.Com, Inc.)
Clearwater, Florida

We have audited the accompanying consolidated balance sheet of Hampton Berkshire Insurance and Financial, Inc. (f/k/a First Capital Resources.Com, Inc.) and Subsidiary as of December 31, 2002, and the related consolidated statements of operations, changes in deficiency in assets and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hampton Berkshire Insurance and Financial, Inc. and Subsidiary as of December 31, 2002, and the results of their operations and their cash flows for each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

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

KAUFMAN, ROSSIN & CO.
Miami, Florida
April 14, 2003

HAMPTON BERKSHIRE INSURANCE AND FINANCIAL, INC.
F/K/A FIRST CAPITAL RESOURCES.COM, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET DECEMBER 31,

ASSETS	2002	2001

Finance Receivables	$ -	$ 24,420

Cash	-	903,642

TOTAL ASSETS	$ -	$ 928,062

LIABILITIES AND DEFICIENCY IN ASSETS

LIABILITIES
Accounts payable and other liabilities	$ 16,543	$ 17,888
Notes Payable	2,664,827	3,384,718
Total liabilities	$ 2,681,370	$ 3,402,606

DEFICIENCY IN ASSETS
Common stock,; 125,000,000 shares authorized @ $.001 par value, 1,077,000 issued and outstanding Preferred stock, 25,000 shares authorized @ $.001, 0 issued and outstanding	1,077 0	1,077 0
Additional paid-in capital	1,961,131	1,951,438
Deficit	(4,643,578)	(4,436,752)
Total deficiency in assets	(2,681,370)	(2,474,544)

TOTAL LIABILITIES AND DEFICIENCY IN ASSETS	$ 0	$ 928,062

HAMPTON BERKSHIRE INSURANCE AND FINANCIAL, INC.
F/K/A FIRST CAPITAL RESOURCES.COM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2002 AND 2001

2002                         2001

INTEREST

Interest, fees and discount accretion income                $ 6,160                 $ 121,756

Interest expense                                                                   (276,585)                 (347,829)

Net interest expense                                                                (270,425)                  (226,073)

PROVISION FOR CREDIT LOSSES ON
FINANCE RECEIVABLES                                                              -                       (43,567)

NET INTEREST LOSS AFTER PROVISION FOR
CREDIT LOSSES                                                                          (270,425)                 (269,640)

OTHER INCOME                                                                                                             1,224

Bad debt recoveries                                                                    130,000                   156,500

Total other income                                                                    131,224                         156,500

OPERATING AND OTHER EXPENSES

Professional fees                                                                        57,740                           96,322

Other operating expenses                                                           9,885                             43,063

Total operating and other expenses                                      67,625                                139,385

NET LOSS                                                                              $(206,826)                            $ (252,5250)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING                                                                     1,077,000                                    1,077,000

NET LOSS PER SHARE                                                           $ (0.19)                                           $ (0.23)

HAMPTON BERKSHIRE INSURANCE AND FINANCIAL, INC.
F/K/A FIRST CAPITAL RESOURCES.COM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIENCY IN ASSETS
YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                                                            Additional
                                                                                                              Number Common Paid-in
                                                                                                    of shares Stock Capital Deficit Total

Balance at December 31, 2000                                          1,077,000    $ 1,077  $ 1,961,131     $(4,184,227)    $(2,222,019)

Net Loss                                                                                  --                   --              --                 (252,525)          (252,525)

Balance at December 31, 2001                                          1,077,000    $ 1,077     $ 1,961,131   $(4,436,752)    $(2,474,544)

Net Loss                                                                                 --                   --               --                    (206,826)        (206,826)

Balance December 31, 2002                                             1,077,000  $ 1,077           $ 1,961,131    $(4,643,578)    $(2,681,370)

HAMPTON BERKSHIRE INSURANCE AND FINANCIAL, INC.
F/K/A FIRST CAPITAL RESOURCES.COM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                                                      2002                 2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                                     $ (206,826)        $ (252,525)

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation                                                                                                       -                          -

Increase in due to former parent due to interest expense                     276,585          347,829

Provision for credit losses on finance receivables                                    --                   43,567

Decrease in other assets (Decrease) in accounts payable                   (1,345)             (7,361)

Total adjustments                                                                                        275,240            384,035

Net cash provided by operating activities                                                 68,414          131,510

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from the repayment of finance contracts                                  6,650                 264,177

Net cash provided by investing activities                                               6,650                     264,177

CASH FLOWS FROM FINANCING ACTIVITIES:

(Decrease) in due to former Parent                                                      (978,706)                      (1,170,000)

Net cash used in financing activities                                                   (978,706)                          (1,170,000)

NET DECREASE IN CASH                                                                       (903,642)                            (774,313)

CASH - BEGINNING OF YEAR                                                                903,642                                1,677,955

CASH - END OF YEAR                                                                             $ 0                                      $ 903,642

Supplemental Disclosure of Non-Cash Transactions:

Approximately $17,000 of accounts receivable were offset against amounts due to the former parent.

HAMPTON BERKSHIRE INSURANCE AND FINANCIAL, INC.
F/K/A FIRST CAPITAL RESOURCES.COM, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The consolidated financial statements include the accounts of Hampton Berkshire Insurance Financial (f/k/a First Capital Resources.Com, Inc). and its Subsidiary (the Company). All significant inter-company balances and transactions have been eliminated in consolidation.

BUSINESS ACTIVITY

The Company operated as a commercial finance company providing fee based floor plan lending to pre-owned automobile dealerships throughout South Florida. Effective October 1, 2000, the Company terminated new funding on all floor plan agreements. The Company also operated as a consumer finance company specializing in the purchase and servicing of sub-prime automobile loans, which was sold to the Parent during 2000. For the years ended December 31, 2002 and 2001 all interest and fee income pertained to floor plan lending activities.

Although not its principal business activity, the Company has provided inventory control services and other non-traditional funding services, principally unsecured lending to a certain yacht brokerage company and unsecured lending to certain of its dealership customers.

USE OF ESTIMATES

The accounting and reporting policies of the Company are in conformity with accounting principles generally accepted in the United States of America and general practices within the finance industry. The Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses for the periods resented. Actual results could differ from those estimates

Realization of the deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Management believes, based upon the short operating period of the Company and the bankruptcy of the 92.85% Parent of the Company (Note 3), among other things, the uncertainty of generating taxable income is such that it is more likely than not that none of the deferred tax asset will be realized, and accordingly has established a valuation allowance of $835,000 fully offsetting this asset. It is reasonably possible the Company's estimate of realizability of the deferred tax asset could materially change in the near term. Further, all or substantially, all of the deferred tax asset may be lost due to the change in ownership on December 31, 2002.

REVENUE RECOGNITION

Interest income, on fee based floor plan lending, consists principally of administration and floor plan fee income earned on short duration (less than 30 day) advances to dealerships. Typically, these fees are received in advance and are non-refundable and are recognized upon receipt.

PROPERTY AND EQUIPMENT

Expenditures for major betterments and additions are charged to the asset accounts while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets are charged to expense currently.

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AND INTERPRETATIONS.

In June 2001, the Financial Accounting Standards Board (FASB) issued three new pronouncements: Statement of Financial Accounting Standards (SFAS) No 141, Business Combinations, SFAS No. 142, Goodwill and Other Intangible Assets and SFAS No. 143, Accounting for Asset Retirement Obligations. In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS 141 apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of the acquisition is July 2001 or later). There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized.

SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized, but instead will be subject to periodic impairment testing. Management has determined that the adoption of this statement did not have a material effect on the financial statements of the Company.

SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method over its useful life. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of SFAS No. 143, which is not expected to have a material impact on the Company's financial statements.

SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. It supersedes, with exceptions, SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and is effective for fiscal years beginning after December 15, 2001. The Company has adopted SFAS No. 144, and it did not have a material impact on the Company's financial statements.

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In April 2002, the FASB issued SFAS No. 145, rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections. This statement, among other things, eliminated an inconsistency between required accounting for certain sale-leaseback transactions and provided for other technical corrections. Adoption of this statement did not have a material effect on the financial statements of the Company.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses accounting and reporting for costs associated with exit or disposal activities and nullifies emerging issues Task Force Issue No. 94-3. The statement is effective for exit or disposal costs initiated after December 31, 2002, with early application encouraged. The Company has not yet adopted this statement and management has not determined the impact of this statement on the financial statements of the Company.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has not yet adopted this statement, and management has not determined the impact of this statement on the financial statements of the Company except the Company does provide for the affect of stock options per FASB Statement No. 123 as a footnote disclosure.

On January 17, 2003, FIN 46, Consolidation of Variable Interest Entities, an interpretation of ARB 51, was issued. The primary objective of FIN 46 is to provide guidance on the identification and consolidation of variable interest entities, or VIEs, which are entities for which control is achieved through means other than through voting rights. The provision of FIN 46 are required to be adopted by the Company in fiscal 2003. The Company does not expect the adoption of FIN 46 to have a material impact on its financial position, results of operations or cash flows

NOTE 2. SIGNIFICANT TRANSACTIONS

On December 27, 2000, FACT South entered into a compromise agreement with FACT pursuant to which FACT South satisfied and retired a portion of the indebtedness owed by FACT South to FACT by transferring all its assets to FACT. FACT South's primary asset was 1,000,000 shares of stock in the registrant, accounting for approximately 92.85% of the issued and outstanding stock of the registrant.

Effective December 31, 2002, First American Capital Liquidating Trust ("the Trust"), majority owner of First Capital Resources.com, Inc. ("the Company"), sold to WF Fund, LLC ("WF") 950,000 of the million shares owned by the Trust for $130,000. As a result of the transaction, WF became the controlling shareholder of the Company, owning approximately 88% of the total shares issued and outstanding. In anticipation of divesting their equity ownership of the Company, the former parent assigned to BSI, Inc. $2,635,3722 debt owed by the Company.

Effective December 31, 2002, the Company successfully canceled $31,476 in debt owed to First American Capital Liquidating Trust in exchange for $13,704 in cash and assignment of a receivable with a face value of approximately $18,000.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has a substantial deficiency in assets.

In November of 2000, the creditors of the former Parent and the Bankruptcy Court approved a Plan of Reorganization. The Plan called for the transfer of all of the former Parent's assets, including the 10,000,000 shares of the Company and the amount the Company owes to the former Parent as at December 31st of approximately $4,200,000, to a new entity, the First American Capital Liquidating Trust ("FACLT"). This transfer was completed January 1, 2001.

The Company still has no operations and no funds to develop operations and there remains no assurance s any successful operations will be located. Presently, management's plans are to continue to evaluate business opportunities that may come available to the Company.

NOTE 4. RELATED PARTY TRANSACTIONS

FUNDING

At December 31, 2002 advances due to FACLT aggregating $2,631,501 were transferred to BSI, Inc. These advances are interest bearing at 9.75% per annum; both principal and accrued interest are due upon demand. Though FACLT is a former majority shareholder, BSI, Inc. is a non-affiliate of the Company.

PREPAID COMPENSATION

During 1999, the Company paid $292,096 of compensation to former officers in advance of services rendered. As the Company no longer employs all these individuals, the Company intends to pursue collection of all unearned amounts. During 2001, the Company collected $115,000 in full settlement of these claims.

MANAGEMENT FEES

The Company paid the former Parent management fees that represent reimbursement for the use of the Parent's office facilities, employees and supplies. Management fees amounted to $0 and $25,500 for 2002 and 2001, respectively, which are included in the other operating expenses in the consolidated of operations.

NOTE 5. INCOME TAXES

The components of the income tax benefit for the years ended December 31, 2002 and 2001 are as follows:

                                                                                                   2002                              2001

Deferred benefit                                                                 $ (79,000)                       $ (95,000)

Change in valuation allowance                                            79,000                             95,000

Income taxes                                                                        $ --                                  $ --

The differences between the income tax benefit and the amount computed by applying the federal statutory income tax rate of 34% to loss from continuing operations and loss from discontinued operations are as follows:

                                                                          2002                          2001

Tax benefit at U.S. statutory rates                                  $ (70,321)                    $ (85,859)

State income tax benefit                                                         (8,679)                        (9,141)

Change in valuation allowance                                            79,000                           95,000

Income tax benefit                                                              $ --                                 $ --

At December 31, 2002, the Company had deferred tax assets of approximately $835,000, principally from net operating loss carryforwards and allowances for credit losses. The deferred tax assets are offset by a valuation allowance in the same amount.

Deferred tax assets, net of a valuation allowance, are recorded when management believes it is more likely than not that tax benefits will be realized. The change in the valuation allowance was based upon the consistent application of management's valuation procedures and current circumstances surrounding its future realization.

The Company and its Subsidiary file consolidated income tax returns. As of December 31, 2002, the Company had consolidated net operating loss carryforwards of approximately $2,105,000 that will begin to expire in 2022. These net operating losses, and the related deferred tax asset may be reduced or lost due to a change in control of the Company.

NOTE 6.

On March 5, 2003, the Board of Directors changed the name of the Company to Hampton Berkshire Insurance and Financial, Inc. The Board initiated a 1 for 10 reverse split of common stock and increased the number of shares authorized to 150,000,000, consisting of 125,000,000 common shares and 25,000,000 preferred shares to have such designations, preferences and rights as determined by the board. The Company also adopted a long-term incentive plan for employees and consultants and a director option plan for outside directors.

All stock and per share data has been restated in the accompanying financial statements to reflect the reverse stock split.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAMPTON BERKSHIRE INSURANCE AND FINANCIAL, INC.
F/K/A FIRST CAPITAL RESOURCES.COM, INC. AND SUBSIDIARY

Date: April 15, 2003 By: /S/ Lionel L. Drage

--------------------------------------
Lionel L. Drage, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2003 By: /S/ Lionel L. Drage

-------------------------------------
Lionel L. Drage, President and Director

Section 302Certification of Chief Executive Officer

I, Lionel L. Drage certify that:

1. I have reviewed this annual report on Form 10-KSB of Hampton Berkshire Insurance and Financial, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared.

b) Evaluated the effectiveness of the registrant=s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the AEvaluation Date@); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant=s auditors and the audit committee of registrant=s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant=s ability to record, process, summarize and report financial data and have identified for the registrant=s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant=s internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

/s/________________________________________
Lionel L. Drage
Chief Executive Officer

Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
PURSUANT BY SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Hampton Berkshire Insurance and Financial, Inc., on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities ad Exchange commission on the date hereof (the AReport@), the undersigned, Lionel L. Drage, Chief Executive Officer of the Company, certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: April 15, 2003

/s/___________________________________
Lionel L. Drage
Chief Executive Officer