Form 10QSB
period 2003-03-31
HAMPTON BERKSHIRE INSURANCE & FINANCIAL INC
filed 2003-06-16
CIK 894538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 33-55254-28

HAMPTON BERKSHIRE INSURANCE AND FINANCIAL, INC.
(Exact name of Registrant as specified in its charter)

NEVADA                                             87-0438641

(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                                  Identification Number)

378 North Main, #124; Layton, UT 84041
Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code (801) 497-9075

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[ X ] Yes [ ] No

1,077,000 SHARES $.001 PAR VALUE CLASS A
(Number of shares of common stock the registrant had outstanding as of June 9, 2003)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2003 and the results of its operations and changes in its financial position from December 31, 2002 through March 31, 2003 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

HAMPTON BERKSHIRE INSURANCE AND FINANCIAL, INC.
F/K/A FIRST CAPITAL RESOURCES.COM, INC.
BALANCE SHEETS

ASSETS	March 31, 2003 (Unaudited)	December 31, 2002

Cash	-	-

TOTAL ASSETS	$ -	$ -

LIABILITIES AND DEFICIENCY IN ASSETS

LIABILITIES
Accounts payable and other liabilities	$ 14,505	$ 16,543
Interest Payable	128,177	64,801
Notes Payable	2,600,026	2,600,026
Total liabilities	$ 2,742,708	$ 2,681,370

DEFICIENCY IN ASSETS
Common stock,; 125,000,000 shares authorized @ $.001 par value, 1,077,000 issued and outstanding Preferred stock, 25,000 shares authorized @ $.001, 0 issued and outstanding	1,077 0	1,077 0
Additional paid-in capital	1,961,131	1,961,131
Accumulated Deficit	(4,704,916)	(4,643,578)
Total Deficiency in Assets	(2,742,708)	(2,681,370)

TOTAL LIABILITIES AND DEFICIENCY IN ASSETS	$ 0	$ 0

The accompanying notes are an integral part of these financial statements.

HAMPTON BERKSHIRE INSURANCE AND FINANCIAL, INC.
F/K/A FIRST CAPITAL RESOURCES.COM, INC.
Condensed Statements Of Operations

(UNAUDITED)

	For the three months ended
	March 31, 2003	March 31, 2002
INTEREST
Interest, fee and discount accretion income	$ -	$ 3,424
Interest expense	(63,376)	(76,484)

Net Interest Expense	(63,376)	(73,060)

OTHER (INCOME)/EXPENSES
Gain on settlement of liabilities	(6,343)	-
General and administrative expenses	4,305	10,839
Total Other (Income)/Expenses	(2,038)	10,839

Net Loss	$ (61,338)	$ (83,899)

Weighted average number of shares outstanding	1,077,000	1,077,000

Net Loss per share	(0.06)	(0.08)

The accompanying notes are an integral part of these financial statements.

HAMPTON BERKSHIRE INSURANCE AND FINANCIAL, INC.
F/K/A FIRST CAPITAL RESOURCES.COM, INC.
CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31, 2003	March 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (61,338)	$ (83,899)
Adjustments to reconcile net loss to net cash provided by operating activities:
Increase in interest payable	63,376	76,484
Decrease in accounts payable and other liabilities	(2,038)	(1,552)
Total Adjustments	61,338	74,932

Net cash provided by operating activities	-	(8,967)

CASH FLOW FROM INVESTING ACTIVITIES:
Decrease in floor plan receivables	-	1,225
Net cash provided by investing activities	-	1,225

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in due to former parent	-	(300,000)
Net cash used in financing activities	-	(300,000)

NET DECREASE IN CASH & CASH EQUIVALENTS	-	(307,742)

CASH & CASH EQUIVALENTS - BEGINNING OF PERIOD	-	903,642

CASH & CASH EQUIVALENTS- END OF PERIOD	$ -	$ 595,900

The accompanying notes are an integral part of these financial statements.

HAMPTON BERKSHIRE INSURANCE AND FINANCIAL, INC.
F/K/A FIRST CAPITAL RESOURCES.COM, INC.
NOTES TO THE FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying (unaudited) condensed financial statements of Hampton Berkshire Insurance and Financial, Inc., fka First Capital Resources.Com, Inc., have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and changes in stockholders' equity in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2003, are not necessarily indicative of the results that can be expected for a full year.

The financial data at December 31, 2002, is derived from audited financial statements that are included in the Company's Annual Report on Form 10-KSB and should be read in conjunction with these condensed financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Reclassification- Certain amounts reported in the comparative financial statements have been reclassified to conform with the presentation for the period ended March 31, 2003.

3. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has a substantial deficiency in assets.

The Company currently has no operations and no funds with which to develop operations. The Company is currently in the process of seeking short term capital while it investigates business opportunities to merge with or acquire. The Company currently has no agreement or arrangement of merger or acquisition. There is no guarantee that the Company will be successful in developing any business opportunities or acquiring any operational capital. Any investment in the Company would be a highly speculative investment and should only be made by those investors who are capable of bearing the risk of losing the entire value of their investment.

4. NET LOSS PER SHARE

The Company applies Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128). Net loss per share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reported periods.

5. REVERSE STOCK SPLIT

During the quarter, the Board of Directors authorized a 10:1 reverse split of the Company's common shares and the authorized capital was increased to 150,000,000, consisting of 125,000,000 common shares and 25,000,000 preferred shares. The amounts and disclosures in the condensed comparative financial statements have been effected for the reverse stock split as if it occurred at the beginning of each period presented.

6. SUBSEQUENT EVENTS

Subsequent to the March 31, 2003 filing, the Company was notified that it was not in compliance with certain SEC filing requirements. In connection therewith, the Company may be precluded from filing certain types of registration statements for up to one year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following presentation of management's discussion and analysis of the Company's financial condition and results of operation should be read in conjunction with the Company's financial statements and notes contained herein for the three months ended March 31, 2003.

Liquidity and Capital Resources. The Company has no assets and is currently in the process of looking for business opportunities to merge with or acquire. At minimum, the Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company and to meet the obligations of the current accounts payable. In the past, the Company has funded its operations from the sale of its products, the sale of common stock and loans from various sources. However, at this time, the Company no longer has any business operations. The Company is currently searching for a business opportunity to acquire or merge with. There is no guarantee that the Company will be successful in obtaining necessary funding to develop any business opportunities.

Results of Operation. The Company reported a net loss of $61,338 and $83,899 for the quarters ended March 31, 2003, and March 31, 2002, respectively. The Company anticipates very little or no overhead from future operations unless and until a successor business can be acquired or merged.

Plan of Operations. The Company is currently in the process of looking for business opportunities to acquire or merge with. There is no guarantee that management will be successful in finding such an opportunity.

ITEM 3 - CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. The Company's principal executive officer, based on his evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 (c) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10QSB, has concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

(b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings  None

item 2. Changes in Securities and Use of Proceeds None

Item 3. Defaults Upon Senior Securities None

Item 4. Submission of Matters to a Vote of Security Holders .None

Item 5. Other Information

During the first fiscal quarter, the Company's name was changed to Hampton Berkshire Insurance & Financial, Inc., the new Board of Directors authorized a 10:1 reverse split of the Company's common shares and the authorized capital was increased to 150,000,000, consisting of 125,000,000 common shares and 25,000,000 preferred shares. The trading symbol was changed to HBIF and the Company trades on the OTCBB.

During the first fiscal quarter, the Company rescinded a long-term incentive plan for employees and consultants and a director option plan for outside directors which had been adopted during the same quarter of 2003 and reported in an 8-K filing.

Effective December 31, 2002, First American Capital Liquidating Trust ("FACLT") sold to WF Fund, LLC, 9,500,000 shares of the Company's common stock, with FACLT retaining 500,000 shares. As a result of this transaction, WF Fund, LLC is the controlling shareholder of the Company owning approximately 76% of the total common shares issued and outstanding. Subsequent to this transaction, Derri Davisson resigned as President and Director of the Company. Lionel Drage was appointed as President and Director.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibit is filed with this report:

99.1 Written Statement of Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

  Reports on Form 8-K. The following reports have been filed on Form 8-K during the last fiscal quarter:
    January 6, 2003- Changes in Control of Registrant.
    March 18, 2003- Other Events.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.

Dated June 12, 2003 Hampton Berkshire Insurance & Financial, Inc.

By: /s/_______________________________ Lionel Drage

SECTION 302 CERTIFICATION

I, Lionel Drage, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Hampton Berkshire Insurance and Financial, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 12, 2003

By: /s/__________________________________
Lionel Drage, Chief Executive Officer,  And Principal Accounting Officer

EXHIBIT 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT BY
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Hampton Berkshire Insurance and Financial, Inc., on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Lionel Drage, Chief Executive Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. /1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: June 12, 2003

 /s/______________________________
Lionel Drage, Chief Executive Officer and Principal Accounting Officer