Form 10QSB
period 2003-06-30
HAMPTON BERKSHIRE INSURANCE & FINANCIAL INC
filed 2003-08-21
CIK 894538

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
Number of shares of common stock the registrant had outstanding as of June 9, 2003)

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

HAMPTON BERKSHIRE INSURANCE AND FINANCIAL, INC.
F/K/A FIRST CAPITAL RESOURCES.COM, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31, 2003	March 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (61,338)	$ (83,899)
Adjustments to reconcile net loss to net cash provided by operating activities:
Increase in interest payable	63,376	76,484
Decrease in accounts payable and other liabilities	(2,038)	(1,552)
Total Adjustments	61,338	74,932

Net cash provided by operating activities	-	(8,967)

CASH FLOW FROM INVESTING ACTIVITIES:
Decrease in floor plan receivables	-	1,225
Net cash provided by investing activities	-	1,225

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in due to former parent	-	(300,000)
Net cash used in financing activities	-	(300,000)

NET DECREASE IN CASH & CASH EQUIVALENTS	-	(307,742)

CASH & CASH EQUIVALENTS - BEGINNING OF PERIOD	-	903,642

CASH & CASH EQUIVALENTS END OF PERIOD	$ -	$ 595,900

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

Reclassification certain amounts reported in the comparative financial statements have been reclassified to conform with the presentation for the period ended March 31, 2003.

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

RESULTS OF OPERATONS

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
    January 6, 2003 Changes in Control of Registrant.
    March 18, 2003 Other Events.

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

Lionel Drage
Chief Executive Officer
And Principal Accounting Officer

EXHIBIT 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT BY
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Hampton Berkshire Insurance and Financial, Inc., on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Lionel Drage, Chief Executive Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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