Form 10QSB/A
period 2003-06-30
HAMPTON BERKSHIRE INSURANCE & FINANCIAL INC
filed 2003-08-22
CIK 894538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

[ X ] Yes [ ] No

21,243,800 SHARES
(Number of shares of common stock the registrant had outstanding as
 August 18, 2003)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2003 and the results of its operations and changes in its financial position from December 31, 2002 through June 30, 2003 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

HAMPTON BERKSHIRE INSURANCE AND FINANCIAL, INC.
F/K/A FIRST CAPITAL RESOURCES.COM, INC.
BALANCE SHEETS

ASSETS	June 30, 2003 (Unaudited)	December 31, 2002

Cash	-	-

TOTAL ASSETS	$ -	$ -

LIABILITIES AND DEFICIENCY IN ASSETS

LIABILITIES
Accounts payable and other liabilities	$ 12,260	$ 16,543
Interest Payable	191,779	64,801
Note Payable	2,600,026	2,600,026
Note Payable Related Party	12,035	-
Total liabilities	$ 2,816,100	$ 2,681,370

DEFICIENCY IN ASSETS
Common stock,; 125,000,000 shares authorized @ $.001 par value, 1,077,000 issued and outstanding Preferred stock, 25,000 shares authorized @ $.001, 0 issued and outstanding	1,077 0	1,077 0
Additional paid-in capital	1,961,131	1,961,131
Accumulated Deficit	(4,778,308)	(4,643,578)
Total Deficiency in Assets	(2,816,100)	(2,681,370)

TOTAL LIABILITIES AND DEFICIENCY IN ASSETS	$ 0	$ 0

The accompanying notes are an integral part of these financial statements.

HAMPTON BERKSHIRE INSURANCE AND FINANCIAL, INC.
F/K/A FIRST CAPITAL RESOURCES.COM, INC.
Condensed Statements Of Operations
(UNAUDITED)

	For the three months ended		For the six months ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
INTEREST
Interest, fee and discount accretion income	$ -	$1,349	$ -	$ 4,773
Interest expense	(63,602)	(70,621)	(126,978)	(147,105)
Collection of A/C written off	-	130,000	-	130,000
Net Interest (Expense)/Income	$ (63,602)	$ 60,728	$(126,978_)	$(12,332)

OTHER (INCOME)/EXPENSES
Gain on settlement of liabilities	-	-	(6,343)	-
General and administrative expenses	9,790	20,829	14,095	31,668
Total Other (Income)/Expenses	9,790	20,829	7,752	31,668

(Loss) before income taxes	(73,392)	39,899	(134,730)	(44,000)
Income Tax Expense	-	-	-	-
Net (Loss)/Income	(73,392)	39,899	(134,730)	(44,000)

Weighted average number of shares outstanding	1,077,000	1,077,000	1,077,000	1,077,000

Net Loss per share	(.07)	.04	(.13)	(.04)

The accompanying notes are an integral part of these financial statements.

HAMPTON BERKSHIRE INSURANCE AND FINANCIAL, INC.
F/K/A FIRST CAPITAL RESOURCES.COM, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30, 2003	June 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (134,730)	$ (44,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Increase in interest payable	126,978	147,105
Decrease in accounts payable and other liabilities	7,752	(10,241)
Total Adjustments	134,730	136,864

Net cash provided by operating activities		92,864

CASH FLOW FROM INVESTING ACTIVITIES:
Decrease in floor plan receivables	-	3,899
Net cash provided by investing activities	-	3,899

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in due to former parent	-	(750,000)
Net cash used in financing activities	-	(750,000)

NET DECREASE IN CASH & CASH EQUIVALENTS	-	(653,237)

CASH & BEGINNING OF PERIOD	-	903,642

CASH & END OF PERIOD	$ -	$ 250,405

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest Paid	-	*

The accompanying notes are an integral part of these financial statements.

HAMPTON BERKSHIRE INSURANCE AND FINANCIAL, INC.
F/K/A FIRST CAPITAL RESOURCES.COM, INC.
NOTES TO THE FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying (unaudited) condensed financial statements of Hampton Berkshire Insurance and Financial, Inc., fka First Capital Resources.Com, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and changes in stockholders' equity in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2003, are not necessarily indicative of the results that can be expected for a full year.

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

Reclassification Certain amounts reported in the comparative financial statements have been reclassified to conform with the presentation for the period ended June 30, 2003.

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143 which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expese using a systematic and rational method over its useful life. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Adoption of SFAS No. 143 did not have a material impact on the Company's financial statements.

In June 22, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses accounting and reporting for costs associated with exit or disposal activities and nullifies emerging issues Task Force Issue No. 94-3. The statement is effective for exit or disposal costs initiated after December 31, 2002, with early application encouraged. The Company adopted SFAS No. 146 effective January 1, 2003, which did not have a material impact on the Company's financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Adoption of SFAS No. 148 did not have a material impact on the Company's financial statements.

On January 17, 2003, FIN 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51," was issued. The primary objective of FIN 46 is to provide guidance on the identification and consolidation of variable interest entities, or VIEs, which are entities for which control is achieved through means other than through voting rights. The provision of FIN 46 is required to be adopted by the Company in fiscal 2003. The Company adopted FIN 46 effective January 1, 2003, with no material impact on its financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, which amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". The primary focus of this Statement is to amend and clarify financial accounting and reporting for derivative instruments. This Statement is effective for contracts entered into or modified after June 30, 2003. The Company is currently assessing the impact of SFAS No. 149, which is not expected to have a material impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet. SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatory redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. Most of the provisions of SFAS No. 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2003. The Company is currently assessing the impact of SFAS No. 150, which is not expected to have a material impact on the Company's financial statements.

3. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has a substantial deficiency in assets.

The Company currently has no operations and no funds with which to develop operations. The Company is currently in the process of seeking short term capital while it investigates business opportunities to merge with or acquire. The Company currently has no agreement or arrangement of merger or acquisition. There is no guarantee that the Company will be successful in developing any business opportunities or acquiring any operational capital. In absence of achieving positive cash flows from operations or obtaining additional or equity financing, the Company may have difficulty meeting its obligations, and may be forced to discontinue operations.

4. NET LOSS PER SHARE

The Company applies Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128). Net loss per share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reported periods.

5. REVERSE STOCK SPLIT

During March 2003, the Board of Directors authorized a 10:1 reverse split of the Company's common shares and the authorized capital was increased to 150,000,000, consisting of 125,000,000 common shares and 25,000,000 preferred shares. The amounts and disclosures in the condensed comparative financial statements have been effected for the reverse stock split as if it occurred at the beginning of each period presented.

6. RELATED PARTY TRANSACTIONS

During the period certain expenses of the Company have been paid by a related party. Throughout the second quarter, amounts owed were converted into three separate notes payable, all due on demand with an annual interest rate of 10%. The notes are convertible into shares of common stock at fair market value. At June 30, 2003 the balance of the notes payable totaled $12,035.

7. SUBSEQUENT EVENTS

Subsequent to the quarter ending June 30th, Portsmith Partners of Nevada, Inc. ("Portsmith") converted approximately $403,336 in debt owed by the Company. The conversion resulted in the Company issuing 20,166,800 shares of the Company's common stock. This resulted in Portsmith becoming the controlling shareholder of the Company. The transaction has not resulted in a change in management. The Company is currently working with the remaining debt holders regarding a possible elimination of a majority of the remaining debt.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATONS

The following presentation of management's discussion and analysis of the Company's financial condition and results of operation should be read in conjunction with the Company's financial statements and notes contained herein.

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

For the Three Months Ended. The Company reported a net (loss)/income of ($73,392) and $39,899 for the quarters ended June 30, 2003, and June 30, 2002, respectively. The Company anticipates very little or no overhead from future operations other than interest and professional fees, unless and until a successor business can be acquired or merged. During the quarter ended June 30, 2003, approximately $12,035 in accounts payable were settled in exchange for convertible notes to a related party.

For the Six Months Ended. The Company reported a net loss of $134,730 and $44,000 for the six month periods ended June 30, 2003, and June 30, 2002, respectively. The Company anticipates very little or no overhead from future operations other than interest and professional fees, unless and until a successor business can be acquired or merged.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings None

item 2. Changes in Securities and Use of ProceedsNone

Item 3. Defaults Upon Senior SecuritiesNone

Item 4. Submission of Matters to a Vote of Security Holders .None

Item 5. Other Information

Subsequent to the quarter ending June 30th, Portsmith Partners of Nevada, Inc. ("Portsmith") converted approximately $403,336 in debt owed by the Company. The conversion resulted in the Company issuing 20,166,800 shares of the Company's common stock. This resulted in Portsmith becoming the controlling shareholder of the Company. The transaction has not resulted in a change in management. The Company is currently working with the remaining debt holders regarding a possible elimination of a majority of the remaining debt.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are filed with this report:

31 Written Statement of Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

32 Written Statement of Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and pursuant to 18 U.S.C. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002

  Reports on Form 8-K. The following reports have been filed on Form 8-K during the last fiscal quarter:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.

Dated August 19, 2003 Hampton Berkshire Insurance & Financial, Inc.

By: _______________________________

Lionel Drage

ExhibiT 31

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d - 15(f) for the registrant and have

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

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

Date: August 19, 2003 By: /s/__________________________________

Lionel Drage
Chief Executive Officer And Principal Accounting Officer

EXHIBIT 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT BY
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Hampton Berkshire Insurance and Financial, Inc., on Form 10-QSB for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Lionel Drage, Chief Executive Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C.1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: August 19, 2003 /s/______________________________

Lionel Drage, Chief Executive Officer

and Principal Accounting Officer