Form 10QSB
period 2003-09-30
HAMPTON BERKSHIRE INSURANCE & FINANCIAL INC
filed 2003-11-19
CIK 894538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

[ X ] Yes [ ] No

24,624,198 SHARES $.001 PAR VALUE CLASS A
(Number of shares of common stock the registrant had outstanding as of
November 10, 2003)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2003 and the results of its operations and changes in its financial position from December 31, 2002 through September 30, 2003 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

HAMPTON BERKSHIRE INSURANCE AND FINANCIAL, INC.
F/K/A FIRST CAPITAL RESOURCES.COM, INC.
BALANCE SHEETS

ASSETS	September 30, 2003 (Unaudited)	December 31, 2002

Cash	-	-

TOTAL ASSETS	$ -	$ -

LIABILITIES AND DEFICIENCY IN ASSETS

LIABILITIES
Accounts payable and other liabilities	7,620	$ 16,543
Interest Payable	571	64,801
Notes Payable	19,340	2,600,026
Total liabilities	$ 27,531	2,681,370

DEFICIENCY IN ASSETS

Common stock: 125,000,000 shares authorized @ $.001 par value, 24,624,198 issued at September 30, 2003 and 1,077,000 issued at December 31, 2002

Preferred stock, 25,000 shares authorized @ $.001, 0 issued and outstanding

	24,624 0	1,077 0
Additional paid-in capital	4,775,977	1,961,131
Accumulated Deficit	(4,828,132)	(4,643,578)
Total Deficiency in Assets	(27,531)	(2,681,370)

TOTAL LIABILITIES AND DEFICIENCY IN ASSETS	$ 0	$ 0

The accompanying notes are an integral part of these financial statements.

HAMPTON BERKSHIRE INSURANCE AND FINANCIAL, INC.
F/K/A FIRST CAPITAL RESOURCES.COM, INC.
Condensed Statements Of Operations
(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
INTEREST
Interest, fee and discount accretion income	$ -	$ 595	$ -	$ 5,368
Interest expense	(47,159)	(64,678)	(174,137)	(211,783)
Collection of A/C written off	-	-	-	130,000
Net Interest (Expense)	$ (47,159)	$ (64,083)	$(174,137)	$(76,415)

OTHER (INCOME)/EXPENSES
Gain on settlement of liabilities	-	-	(6,343)	-
General and administrative expenses	2,665	11,730	16,760	43,398
Total Other (Income)/Expenses	2,665	11,730	10,417	43,398

(Loss) before income taxes	(49,824)	(75,813)	(184,554)	(119,813)
Income Tax Expense	-	-	-	-
Net (Loss)/Income	(49,824)	(75,813)	(184,554)	(119,813)

Weighted average number of shares outstanding	19,425,151	1,077,000	7,500,983	1,077,000

Net Loss per share	(0.00)	(0.07)	(0.02)	(0.11)

The accompanying notes are an integral part of these financial statements.

HAMPTON BERKSHIRE INSURANCE AND FINANCIAL, INC.
F/K/A FIRST CAPITAL RESOURCES.COM, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30, 2003	September 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (184,554)	$ (119,813)
Adjustments to reconcile net loss to net cash provided by operating activities:
Increase in interest payable	174,137	211,783
Increase/(Decrease) in accounts payable and other liabilities	(10,147)	(13,832)
Total Adjustments	184,554	197,951

Net cash provided by operating activities	-	78,138

CASH FLOW FROM INVESTING ACTIVITIES:
Decrease in floor plan receivables	-	4,406
Net cash provided by investing activities	-	4,406

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in due to former parent	-	(900,000)
Net cash used in financing activities	-	(900,000)

NET DECREASE IN CASH	-	(817,456)

CASH AT BEGINNING OF PERIOD	-	903,642

CASH AT END OF PERIOD	$ -	$ 86,186

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest Paid	-	-

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2003, are not necessarily indicative of the results that can be expected for a full year.

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

Reclassification Certain amounts reported in the comparative financial statements have been reclassified to conform with the presentation for the period ended September 30, 2003.

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

In April 2003, the FASB issued SFAS No. 149, which amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". The primary focus of this Statement is to amend and clarify financial accounting and reporting for derivative instruments. This Statement is effective for contracts entered into or modified after June 30, 2003. Adoption of SFAS No. 149 did not have a material impact on the financial statements of the Company.

In May 2003, the FASB issued SFAS No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet. SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatory redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. Most of the provisions of SFAS No. 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's financial statements.

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

  NOTES PAYABLE

During the third quarter, $2,640 of expenses were paid by a third party. At the end of the quarter the $2,640 was settled in exchange for a convertible note, due on demand with an interest rate of 18% per annum.

During the second quarter, certain expenses totaling approximately $12,000 were paid by a related party. This account payable was settled for three convertible notes, due on demand with annual interest rates of 10%. Certain expenses in the amount of $4,665 were paid by a related party during the third quarter. The account payable was settled in exchange for a convertible note, due on demand, with an interest rate of 10% per annum.

All notes are convertible into shares of common stock at fair market value and are included in notes payable.

7. ISSUANCES OF COMMON STOCK

During the third quarter, Portsmith Partners of Nevada, Inc. ("Portsmith") converted $403,336 in debt and accrued interest payable owed by the Company into shares of common stock. The conversion resulted in the Company issuing 20,166,800 shares of common stock. This transaction resulted in Portsmith becoming the controlling shareholder of the Company and has not resulted in a change in management.

In September 2003, approximately $792,000 of debt owed by the Company was converted into 1,100,000 shares of common stock. Also, during the same month approximately $720,000 of debt owed by the Company was converted into a 1,000,000 shares of common stock.

The remaining debt of approximately $876,000 was converted into 1,217,318 shares of common stock of the Company during September 2003.

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

For the Three Months Ended. The Company reported a net loss of $49,824 and $75,813 for the quarters ended September 30, 2003, and September 30, 2002, respectively. The Company anticipates very little or no overhead from future operations other than interest, professional fees and costs associated with being a public company, unless and until a successor business can be acquired or merged.

During the third quarter, $2,640 of expenses were paid by a third party. At the end of the quarter the $2,640 was settled in exchange for a convertible note, due on demand with an interest of 18% per annum.

Certain expenses in the amount of $4,665 were paid by a related party during the third fiscal quarter. The account payable was settled in exchange for a convertible note, due on demand, with an interest rate of 10% per annum.

All notes are convertible into shares of common stock at fair market value and are included in notes payable.

For the Nine Months Ended. The Company reported a net loss of $184,554 and $119,813 for the nine month periods ended September 30, 2003, and September 30, 2002, respectively. The Company anticipates very little or no overhead from future operations other than interest, professional fees, and costs associated with being a public company unless and until a successor business can be acquired or merged.

During the second quarter, certain expenses for approximately $12,000 were paid by a related party. This account payable was settled for three convertible notes, due on demand with annual interest rates of 10%. This transaction is reflected in notes payable.

Approximately $2,791,805 in debt and accrued interest payable was successfully converted into 23,484,118 shares of common stock of the Company.

Plan of Operations. The Company is currently in the process of looking for business opportunities to acquire or merge with. There is no guarantee that management will be successful in finding such an opportunity.

ITEM 3 - CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls over financial reporting and procedures (as defined in Exchange Act Rules 13a-14 (c) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10QSB, have concluded that the Company's disclosure controls over financial reporting and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

(b) Changes in internal controls over financial reporting. There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.None

item 2. Changes in Securities and Use of Proceeds

During the quarter ended September 30th, Portsmith Partners of Nevada, Inc. ("Portsmith") converted approximately $403,336 in debt owed by the Company. The conversion resulted in the Company issuing 20,166,800 shares of the Company's common stock. This resulted in Portsmith becoming the controlling shareholder of the Company. The transaction has not resulted in a change in management

In August 2003, approximately $792,000 of debt owed by the Company was converted and resulted in 1,100,000 shares of common stock being issued. Also, during the same month approximately $720,000 of debt owed by the Company was converted and resulted the Company issuing 1,000,000 shares of common stock.

The remaining debt of approximately $876,469 in the Company owned by a third party was converted to 1,217,318 shares of common stock of the Company.

The above issuances of common stock for conversion of debt have resulted in an increase of 23,547,198 in outstanding common stock from 1,077,000 outstanding at the beginning of the period to 24,624,198 at the end of the period.

These issuances were exempt from registration as a private issuer transaction pursuant to Section 4(2) of the Securities Act of 1933.

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

Dated November 19, 2003 Hampton Berkshire Insurance & Financial, Inc.

By: ________/s/_______________________
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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 12a-15(f) and 15d-15(f)) for the registrant and have:

a) Designed such disclosure controls and procedures or caused such controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared.

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluations; and

c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls over financial reporting; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting; and

Date: November 19, 2003 /s/
Lionel Drage
Chief Executive Officer
And Principal Accounting Officer

EXHIBIT 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT BY
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Hampton Berkshire Insurance and Financial, Inc., on Form 10-QSB for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Lionel Drage, Chief Executive Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: November 19, 2003 /s/______________________________
Lionel Drage, Chief Executive Officer and Principal Accounting Officer