Form 10KSB
period 2003-12-31
HAMPTON BERKSHIRE INSURANCE & FINANCIAL INC
filed 2004-04-15
CIK 894538

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

                                                                                                  378 North Main
                                                                                                Layton, Utah 84061
                                                                   (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code (801) 497-9075

Securities registered pursuant to Section 12 (b) of the Act: NONE

Securities registered pursuant to Section 12 (g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2004, was $0 based on their being no bid or ask price as reported by the OTC electronic bulletin board on that date or within 60 days prior to the date of filing.

As of March 22, 2004, there were 24,624,198 shares of Common Stock, $.001 par value, issued and outstanding.

ITEM 1. DESCRIPTION OF BUSINESS.

Hampton Berkshire Insurance and Financial, Inc. formally known as First Capital Resources.com, Inc. (the "Company") is a Nevada corporation, having first been incorporated under the name Jackal Industries, Inc., pursuant to the laws of Utah on April 16, 1986, and subsequently reorganized under the laws of Nevada on December 30, 1993.

On April 1, 1999, FACT South, LLC, a limited liability company ("Fact South") sold a 100% interest in its three Subsidiaries, to Jackal Industries in exchange for 10,000,000 shares of the Company's common stock, resulting in FACT South, LLC, becoming the controlling shareholder. The Company's name was changed to First Capital Resources.com, Inc., on April 13, 1999. On December 27, 2000, Fact South LLC transferred its 10,000,000 shares in the Company to First American Capital Trust ("FACT"), Fact South's controlling member, as partial satisfaction of debt owing to FACT. On December 27, 2000, the Company transferred stock in two of its subsidiaries to FACT in exchange for $1,255,000 that was applied to reduce the inter-company loan owing to FACT. This left the Company with Affordable as its sole subsidiary. On January 1, 2001 the shares of the Company owned by FACT were transferred from FACT to a successor trust, First American Capital Liquidating Trust (FACLT).

Ohe Company, through its wholly owned subsidiary, Affordable, was involved in the automobile finance and lending business. Affordable ceased any financing in October of 2000 and has only been collecting outstanding receivable balances. SEDA was a former subsidiary and since its inception on January 20, 1999, engaged in the business of purchasing and servicing sub-prime automobile finance loans primarily in southeastern Florida. As was previously mentioned, SEDA was sold in December of 2000 to FACT. During 2001 and 2002, the Company had no employees. Certain employees of the Company's majority shareholder, FACT, provided services to the Company, as needed. During 2001 and 2002, no management or other fees were charged to the Company.

In seeking a business opportunity to merge with or acquire, management is reviewing various business plans. Management has not limited their review of plans or exploration of acquisitions to any particular industry or service sector. Though there appears to be a large number of companies seeking to merge with an existing public company, the management has not yet identified a business to complete such a transaction with and the Company has not entered into any binding agreements for an acquisition or merger. There is no assurance that the Company will be successful in finding any business opportunity to merge with or acquire.

ITEM 2. DESCRIPTION OF PROPERTIES.

The Company currently maintains its corporate presence from the office of the Company's legal counsel and pays no rent or expenses.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

As of February 28, 2004, there were approximately 705 record holders of the Company's common stock. The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future. The future payment of dividends, if any, on the common stock is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements, financial condition and other relevant factors.

During the third quarter, Portsmith Partners of Nevada, Inc. ("Portsmith") converted $403,336 in debt and accrued interest payable owed by the Company into 20,166,800 shares of common stock. This transaction resulted in Portsmith becoming the controlling shareholder of the Company and has not resulted in a change in management.

In September 2003, approximately $792,000 of debt owed by the Company was converted into 1,100,000 shares of common stock. Also, during the same month approximately $720,000 of debt owed by the Company was converted into 1,000,000 shares of common stock.

The remaining debt of approximately $876,000 was converted into 1,217,318 shares of common stock of the Company during September 2003.

The above issuances of common stock for conversion of debt have resulted in an increase of 23,547,198 in outstanding common stock from 1,077,000 outstanding at the beginning of the period to 24,624,198 at the end of the period

These issuances were exempt from registration as a private issuer transaction pursuant to Section 4(2) of the Securities Act of 1933.

The Company has been researching the historical stock quotes under this symbol and has been unable to obtain the historical information.

Year	Quarter	$ High	$ Low
2003	4th 3rd 2nd 1st	-- -- -- --	-- -- -- --
2002	4th 3rd 2nd 1st	-- -- -- --	-- -- -- --

During March of 2003 the trading symbol was changed to HBIF, with the Company still trading on the OTC BB.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

RESULTS FROM OPERATIONS

A loss from operations in the amount of $186,966 was recorded for the year ended December 31, 2003 as compared to a loss of $206,826 for the year ended December 31, 2002.

Revenues

The Company had $6,343 in revenue during the year ended December 31, 2003. The total accumulated deficit was $4,830,544, as compared to $4,643,578 at December 31, 2002. The Company has no operating capital for future operations.

During the third quarter of 2003, three creditors converted debt owed by the Company and were issued 22,266,800 shares of the Company's common stock

Operating and Other Expenses

Operating and Other expenses ("Operating") for the year ended December 31, 2003, were $18,577 as compared to $67,626 for the previous fiscal year. During 2003, these consisted primarily of fees to accountants, filing expenses related to being a public company and transfer agent fees. General and administrative expenses were nominal in 2003 and were significantly lower than in 2002 due to the discontinued business activity.

The Company incurred $174,732 in interest expense in fiscal 2003 as compared to $276,585 in interest expense in 2002. Interest expense was lower in 2003 than in 2002 due to the conversion of debt to common stock.

During 2003, $22,500 in accounts payable were converted into seven separate notes payable, all due on demand with an annual interest rate of 10%.

During the third quarter, $2,640 of expenses were paid by a third party. At the end of the quarter the $2,640 was settled in exchange for a convertible note, due on demand with an interest of 18% per annum.

The notes are convertible into shares of common stock at fair market value, provided, however, such conversions may be made in amounts that do not result in the issuance of control to any one person. These transactions have been reflected in the financial statements

LIQUIDITY AND CAPITAL RESOURCES

The Company reported a net loss of $186,966 for the year end December 31, 2003 as compared to $206,826 for the year ended December 31, 2002. The decrease in net loss was due to discontinued operations of the Company. The Company does not expect to incur additional losses in 2004 except for expenses relating to the SEC public filing requirements. The Company currently intends to locate a new business opportunity to acquire or merge with. There can be no guarantee that the Company will be successful in locating and completing such a transaction. Consequently, the Company may have little or no working capital for the foreseeable future.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

HAMPTON BERKSHIRE INSURANCE AND FINANCIAL, INC.
INDEPENDENT AUDITORS' REPORT
DECEMBER 31, 2003 AND 2002

CONTENTS

Page

Independent Auditors' Report (Robison, Hill & Co.) F-1

Balance Sheets as of December 31, 2003 and 2002 F-3

Statements of Operations for the Years Ended December 31, 2003 and 2002 F-4

Statements of Stockholders' Equity for the Years Ended December 31, 2003 and 2002 F-5

Statements of Cash Flows for the Years Ended December 31, 2003 and 2002 F-6

Notes to Financial Statements F-7

Robison, Hill & Co.	Certified Public Accountants
A PROFESSIONAL CORPORATION
Brent M. Davies, CPA
David O. Seal, CPA
W. Dale Westenskow, CPA
Barry D. Loveless, CPA

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Hampton Berkshire Insurance and Financial, Inc.

We have audited the accompanying balance sheet of Hampton Berkshire Insurance and Financial, Inc. (the "Company") as of December 31, 2003, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Hampton Berkshire Insurance and Financial, Inc. as of December 31, 2002, were audited by other auditors whose report dated April 14, 2003, on those statements included an explanatory paragraph that described the substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements for the years ended December 31, 2003 and 2002 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Sincerely,

Certified Public Accountants
Salt Lake City, Utah
April 11, 2004

HAMPTON BERKSHIRE INSURANCE AND FINANCIAL, INC.
BALANCE SHEETS

	December 31,	December 31,
	2003	2002

ASSETS	$ -	$ -

LIABILITIES & STOCKHOLDER'S EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	$ 4,803	$ 16,543
Notes Payable	25,140	2,664,827
Total Current Liabilities	29,943	2,681,370

Stockholders' Equity
Preferred Stock, $.001 par value;
25,000,000 shares authorized; None issued	-	-
Common Stock, $.001 par value: 125,000,000 shares
authorized, issued and outstanding 24,624,198 at
December 31, 2003 and 1,077,000 at December 31, 2002	24,624	1,077
Additional Paid-in Capital	4,775,977	1,961,131
Accumulated Deficit	(4,830,544)	(4,643,578)
Total Stockholders' Equity	(29,943)	(2,681,370)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$ -	$ -

The accompanying notes are an integral part of these financial statements.

HAMPTON BERKSHIRE INSURANCE AND FINANCIAL, INC.
STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2003	2002

REVENUES
Interest, fees, and discount accretion income	$ -	$ 6,160
Bad debt recoveries	-	130,000
Other income	-	1,224
Gain on settlement of liabilities	6,343	-
Total Revenues	6,343	137,384

OPERATING EXPENSES
General & administrative	18,577	67,625
Interest expense	174,732	276,585
Total Operating Expense	193,309	344,210

NET LOSS	(186,966)	(206,826)

NET LOSS PER COMMON SHARE (BASIC & DILUTED)	$ (0.01)	$ (0.19)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING (BASIC & DILUTED)	18,764,463	1,077,000

The accompanying notes are an integral part of these financial statements.

HAMPTON BERKSHIRE INSURANCE AND FINANCIAL, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

				Additional
	Preferred	Common Stock		Paid-in
	Stock	Shares	Par Value	Capital	Deficit
Balance at January 1, 2002	-	1,077,000	$ 1,077	$ 1,961,131	$ (4,436,752)

Net Loss	-	-	-	-	(206,826)

Balance December 31, 2002	-	1,077,000	1,077	1,961,131	(4,643,578)

Issuance of common stock
In exchange for debt	-	23,547,198	23,547	2,814,846

Net Loss	-	-	-	-	(186,966)

Balance at December 31, 2003	-	$ 24,624,198	$ 24,624	$ 4,775,977	$ (4,830,544)

The accompanying notes are an integral part of these financial statements.

HAMPTON BERKSHIRE INSURANCE AND FINANCIAL, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (186,966)	$ (206,826)
Adjustments to reconcile net loss to net cash used in
operating activities:
Increase in accrued interest on Note payable former parent	-	276,585
Expense related to issuance of common stock
and common stock options for services	-	-
Changes in assets and liabilities:
Accounts payable and accrued liabilities	(11,740)	(1,345)
Net cash used in operating activities	(198,706)	68,414

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the repayment of finance contracts	-	6,650
Net cash used in investing activities	-	6,650

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in due to former Parent	(2,618,239)	(978,706)
Proceeds from Notes payable	25,140
Proceeds from issuance of common stock	2,791,805
Net cash provided by financing activities	198,706	(978,706)

NET INCREASE IN CASH	-	(903,642)
CASH AT BEGINNING OF THE YEAR	-	903,642
CASH AT END OF THE YEAR	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
Cash paid during the year for interest	$ 445,157	$ -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING & FINANCING ACTIVITIES

None.

The accompanying notes are an integral part of these financial statements.

HAMPTON BERKSHIRE INSURANCE AND FINANCIAL, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING DECEMBER 31, 2003 AND 2002

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Hampton Berkshire Insurance and Financial, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements.

Organization

Hampton Berkshire Insurance and Financial, Inc. formally known as First Capital Resources.com, Inc. (the "Company") is a Nevada corporation, having first been incorporated under the name Jackal Industries, Inc., pursuant to the laws of Utah on April 16, 1986, and subsequently reorganized under the laws of Nevada on December 30, 1993. During 1998 ceased all business operations. The Company's name was changed to First Capital Resources.com, Inc., on April 13, 1999. On February 7, 2003 the Company changed its name to Hampton Berkshire Insurance and Financial, Inc. The Company has no products or services as of December 31, 2003.

Nature of Operations

The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company. In seeking a business opportunity to merge with or acquire, management is reviewing various business plans. Management has not limited their review of plans or exploration of acquisitions to any particular industry or service sector. Management has not yet identified a business to complete such a transaction with and the Company has not entered into any binding agreements for an acquisition or merger. There is no assurance that the Company will be successful in finding any business opportunity to merge with or acquire.

Basis of Presentation

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has a substantial deficiency in assets.

In November of 2000, the creditors of the former Parent and the Bankruptcy Court approved a Plan of Reorganization. The Plan called for the transfer of all of the former Parent's assets, including the 10,000,000 shares of the Company and the amount the Company owes to the former

HAMPTON BERKSHIRE INSURANCE AND FINANCIAL, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING DECEMBER 31, 2003 AND 2002

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Parent as at December 31st of approximately $4,200,000, to a new entity, the First American Capital Liquidating Trust ("FACLT"). This transfer was completed January 1, 2001.

Basis of Presentation (Continued)

The Company still has no operations and no funds to develop operations and there remains no assurance s any successful operations will be located. Presently, management's plans are to continue to evaluate business opportunities that may come available to the Company.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Use of Estimates

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

Income Taxes

The Company accounts for income taxes using the asset and liability method. Deferred income taxes are determined based on the estimated future tax effects of differences between the financial reporting and tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws. A valuation allowance is provided when it is more likely than not that all or some portion of the deferred income tax assets will not be realized.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted net loss per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other common stock

HAMPTON BERKSHIRE INSURANCE AND FINANCIAL, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING DECEMBER 31, 2003 AND 2002

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

equivalents were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net loss per common share.

Comprehensive Income

There are no components of comprehensive income other than the net loss.

Derivative and Hedging Activities

Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires that all derivative instruments be recognized as either assets or liabilities at fair market value. The adoption of this statement on January 1, 2001 had no impact on the Company.

NOTE 2 - INCOME TAXES

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

NOTE 3 - COMMITMENTS

The Company currently maintains its corporate presence from the office of the Company's legal counsel and pays no rent or expenses.

NOTE 4 - COMMON STOCK TRANSACTIONS

On December 27, 2000, FACT South entered into a compromise agreement with FACT pursuant to which FACT South satisfied and retired a portion of the indebtedness owed by FACT

HAMPTON BERKSHIRE INSURANCE AND FINANCIAL, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING DECEMBER 31, 2003 AND 2002

NOTE 4 - COMMON STOCK TRANSACTIONS (Continued)

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

During the third quarter of 2003, three creditors converted debt to 22,266,800 shares of the Company's common stock.

Effective December 31, 2002, the Company successfully canceled $31,476 in debt owed to First American Capital Liquidating Trust in exchange for $13,704 in cash and assignment of a receivable with a face value of approximately $18,000.

On March 5, 2003, the Board of Directors changed the name of the Company to HamptonBerkshire Insurance and Financial, Inc. The Board initiated a 1 for 10 reverse split of common stock and increased the number of shares authorized to 150,000,000, consisting of 125,000,000 common shares and 25,000,000 preferred shares to have such designations, preferences and rights as determined by the board.

During the first fiscal quarter, the Company rescinded a long-term incentive plan for employees and consultants and a director option plan for outside directors, which had been adopted during the same quarter of 2003 and reported in an 8-K filing.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 24, 2003, the Company approved the dismissal of Kaufman, Rossin & Co. which had served as the Company's independent accountants, as its auditors, within the meaning of Item 304(a) (1)(i) of Regulation S-K of the Securities and Exchange Commission and engaged Robison, Hill & Co., APC which appointment was approved by the Board of Directors.

Kaufman, Rossin & Co.'s report on the Company's financial statements for the fiscal years ended December 31, 2002 and 2001 contained no adverse opinions or disclaimers of opinions, and were not qualified as to audit scope, or accounting principles. However, the reports issued for 2002 and 2001 by Kaufman, Rossin & Co. were modified in respect of the uncertainty surrounding the registrant's ability to continue as a going concern.

During the two most recent fiscal years the registrant had not consulted with Robison Hill regarding either; (i) the application of accounting principles to a specified transaction; either completed or proposed, or the type of audit opinion that might be rendered on the registrant's financial statements, and neither a written report was provided to the registrant nor oral advise was provided that Robison, Hill & Co., APC, concluded was an important factor considered by the registrant in reaching a decision to the accounting, auditing, or financial reporting issue; or (ii_ any matter that was either the subject of a disagreement, as that term is defined in Item 304 (a) (1) (iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304 (a) (1) (iv) of Regulation S-K.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls over financial reporting and procedures (as defined in Exchange Act Rules 13a-14 (c) as of December 31, 2003, have concluded that the Company's disclosure controls over financial reporting and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

(b) Changes in internal controls over financial reporting. There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following information is furnished with respect to the Company's Board of Directors and executive officers. There are no family relationships between or among any of the Company's directors or executive officers.

Directors and Executive Officers
Name	Age	Position	Director Since

Lionel Drage	78	President and Director	December 31, 2002

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

He is a former Major of the Utah Civil Air Patrol and squadron commander of Utah's emergency medical squadron

ITEM 10. EXECUTIVE COMPENSATION.

Compensation of Executive Officers and Directors

Management performed minimal services and takes no salaries from the Company and does not anticipate receiving any salaries in the foreseeable future.

Employment Agreements and Other Compensation Agreements

None.

Compensation of Non-Employee Directors

None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of December 31, 2003, information regarding the beneficial ownership of shares by each person known by the Company to own five percent or more of the outstanding shares, by each of the directors and executive officers and by the executive officers and directors as a group.

Name and Address of Beneficial Owner	Number of Shares and Nature of beneficial owner	% Ownership

Portsmith Partners of Nevada, Inc.	21,116,800 Common	86%
BSI, Inc.	1,217,318 Common	5%

Lionel L. Drage 4766 Holladay Blvd Holladay, UT 84117	-	-

Management as a Group	-	-

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During 2003, certain expenses of the Company have been paid by a related party. Throughout the year amounts owed were converted into seven separate notes payable, all due on demand with an annual interest rate of 10%. The notes are convertible into shares of common stock at fair market value, provided, however, such conversions my be made in amounts that do not result in the issuance of control to any one person. At December 31, 2003 the balance of the notes payable totaled $22,500.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits

31 Written Statement of Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

32 Written Statement of Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and pursuant to 18 U.S.C. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002

B) The following 8-K reports were filed during the year ended December 31, 2003:

(1) January 6, 2003 - Changes in Control of Registrant

(2) March 18, 2003 - Other Events.

(3) December 24, 3003 - Change in Auditors.

ITEM 14. PRINCIPLE ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by the Company's principal accountant for the audit of the annual financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December31, 2003 and 2002 were $20,477 and $ respectfully.

Tax Fees

The aggregate fees billed for assurance and related services by the principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2003 and 2002 were $0 and $500, respectfully.

All Other Fees

The Company's Board of Directors functions as its audit committee. All of the services described above in this Item 14 were approved in advance by the Board of Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAMPTON BERKSHIRE INSURANCE AND FINANCIAL, INC.

Date: April 14, 2004 /s/Lionel L. Drage_____________________
Lionel L. Drage, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 14, 2004 By: /S/ Lionel L. Drage
Lionel L. Drage, President and Director

Exhibit 31

Section 302Certification of Chief Executive Officer

I, Lionel L. Drage certify that:

1. I have reviewed this annual report on Form 10-KSB of Hampton Berkshire Insurance and Financial, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this annual report based on such evaluations; and

c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal year that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls over financial reporting; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: April 14, 2004 /s/ Lionel Drage_____________________
Lionel Drage
Chief Executive Officer And Principal Accounting Officer

Exhibit 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT BY
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Hampton Berkshire Insurance and Financial, Inc., on Form 10-KSB for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Lionel Drage, Chief Executive Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: April 14, 2004 /s/Lionel Drage
Lionel Drage, Chief Executive Officer and Principal Accounting Officer

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.