Form 10QSB
period 2004-03-31
HAMPTON BERKSHIRE INSURANCE & FINANCIAL INC
filed 2004-05-20
CIK 894538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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
(Number of shares of common stock the registrant had outstanding as of May 7, 2004)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2004 and the results of its operations and changes in its financial position from December 31, 2003 through March 31, 2004 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

HAMPTON BERKSHIRE INSURANCE AND FINANCIAL, INC.

BALANCE SHEETS
	(Unaudited)
	March 31,	December 31,
	2004	2003

ASSETS	$ -	$ -

LIABILITIES & STOCKHOLDER'S EQUITY
Current Liabilities
Accounts Payable	$ 5,034	$ 3,637
Accrued Interest	1,847	1,166
Notes Payable	25,140	25,140
Total Current Liabilities	32,021	29,943

Stockholders' Equity
Preferred Stock, $.001 par value;
25,000,000 shares authorized; None issued	-	-
Common Stock, $.001 par value: 125,000,000 shares
authorized, issued and outstanding 24,624,198 at
March 31, 2004 and December 31, 2003	24,624	24,624
Additional Paid-in Capital	4,775,977	4,775,977
Accumulated Deficit	(4,832,622)	(4,830,544)
Total Stockholders' Equity	(32,021)	(29,943)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$ -	$ -

The accompanying notes are an integral part of these financial statements.

HAMPTON BERKSHIRE INSURANCE AND FINANCIAL, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2004	2003

REVENUES	$ -	$ -

OPERATING EXPENSES
General & Administrative	1,397	4,305
Total Operating Expense	(1,397)	(4,305)

OTHER INCOME (EXPENSE)
Interest Expense	(681)	(63,376)
Gain on Settlement of Liabilities	-	6,343
Total Other Income (Expense)	(681)	(57,033)

NET LOSS	$ (2,078)	$ (61,338)

NET LOSS PER COMMON SHARE (BASIC & DILUTED)	$ -	$ -

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING (BASIC & DILUTED)	24,624,198	1,077,000

The accompanying notes are an integral part of these financial statements.

HAMPTON BERKSHIRE INSURANCE AND FINANCIAL, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (2,078)	$ (61,338)
Adjustments to reconcile net loss to net cash used in
operating activities:
Expense related to issuance of common stock
and common stock options for services	-	-
Changes in Assets and Liabilities:
Increase (Decrease) Accounts Payable	1,397	(2,038)
Increase (Decrease) Interest Payable	681	63,376

Net Cash Used in Operating Activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash Used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Notes payable	-	-
Proceeds from Issuance of Common Stock	-	-
Net Cash Provided by Financing Activities	-	-

NET INCREASE IN CASH	-	-
CASH AT BEGINNING OF THE YEAR	-	-
CASH AT END OF THE YEAR	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
Cash paid during the year for interest	$ -	$ -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING & FINANCING ACTIVITIES:

None.

The accompanying notes are an integral part of these financial statements.

HAMPTON BERKSHIRE INSURANCE AND FINANCIAL, INC.

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

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

Organization

Hampton Berkshire Insurance and Financial, Inc. formally known as First Capital Resources.com, Inc. (the "Company") is a Nevada corporation, having first been incorporated under the name Jackal Industries, Inc., pursuant to the laws of Utah on April 16, 1986, and subsequently reorganized under the laws of Nevada on December 30, 1993. During 1998, the Company ceased all business operations. The Company's name was changed to First Capital Resources.com, Inc., on April 13, 1999. On February 7, 2003 the Company changed its name to Hampton Berkshire Insurance and Financial, Inc. The Company has no products or services as of March 31, 2004.

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

The Company still has no operations and no funds to develop operations and there remains no assurances any successful operations will be located. Presently, management's plans are to continue to evaluate business opportunities that may come available to the Company.

HAMPTON BERKSHIRE INSURANCE AND FINANCIAL, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Continued

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted net loss per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net loss per common share.

Comprehensive Income

There are no components of comprehensive income other than the net loss.

HAMPTON BERKSHIRE INSURANCE AND FINANCIAL, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Continued

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative and Hedging Activities

Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires that all derivative instruments be recognized as either assets or liabilities at fair market value. The adoption of this statement on January 1, 2001 had no impact on the Company.

NOTE 2 - INCOME TAXES

Realization of the deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Management believes, based upon the short operating period of the Company and the bankruptcy of the 92.85% Parent of the Company (Note 4), among other things, the uncertainty of generating taxable income is such that it is more likely than not that none of the deferred tax asset will be realized, and accordingly has established a valuation allowance of $835,000 fully offsetting this asset. It is reasonably possible the Company's estimate of realizability of the deferred tax asset could materially change in the near term. Further, all or substantially, all of the deferred tax asset may be lost due to the change in ownership on December 31, 2002.

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

HAMPTON BERKSHIRE INSURANCE AND FINANCIAL, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Continued

NOTE 4 - COMMON STOCK TRANSACTIONS (Continued)

Effective December 31, 2002, First American Capital Liquidating Trust ("the Trust"), at the time, majority owner of First Capital Resources.com, Inc. ("the Company"), sold to a third party, 950,000 of the million shares owned by the Trust for $130,000. In anticipation of divesting their equity ownership of the Company, the former parent assigned the $2,635,3722 debt owed by the Company.

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

During the first fiscal quarter of 2003, the Company rescinded a long-term incentive plan for employees and consultants and a director option plan for outside directors, which had been adopted during the same quarter of 2003 and reported in an 8-K filing.

During the third quarter of 2003, three creditors converted debt to an aggregate of 22,266,800 shares of the Company's common stock.

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

For the Three Months Ended. The Company reported a net loss of $2,078 and $61,338 for the quarters ended March 31, 2004, and March 31, 2003, respectively. The Company anticipates very little or no overhead from future operations other than interest, professional fees and costs associated with being a public company, unless and until a successor business can be acquired or merged.

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

Item 4. Submission of Matters to a Vote of Security HoldersNone

Item 5. Other Information None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are filed with this report:

31 Written Statement of Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

32 Written Statement of Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and pursuant to 18 U.S.C. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K. The following reports have been filed on Form 8-K during the last fiscal quarter:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.

Dated May 18, 2004 Hampton Berkshire Insurance & Financial, Inc.

By: /s/ Lionel Drage

Lionel Drage

Exhibit 31

SECTION 302 CERTIFICATION

I, Lionel Drage, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Hampton Berkshire Insurance and Financial, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14 for the registrant and have:

a) designed such disclosure controls and proceduresto ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal control which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 18 , 2004 /s/ Lionel Drage

Lionel Drage

Chief Executive Officer

And Principal Accounting Officer

EXHIBIT 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Hampton Berkshire Insurance and Financial, Inc., on Form 10-QSB for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Lionel Drage, Chief Executive Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: May 18, 2004 /s/ Lionel Drage______________________

Lionel Drage, Chief Executive Officer

and Principal Accounting Officer