Form 10QSB
period 2004-06-30
HAMPTON BERKSHIRE INSURANCE & FINANCIAL INC
filed 2004-08-16
CIK 894538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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
 (State or other jurisdiction of                                 ( I.R.S. Employer
incorporation or organization)                                   Identification Number)

378 North Main, #124; Layton, UT 84041
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (801) 497-9075

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
(Number of shares of common stock the registrant had outstanding as of August 1, 2004 )

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2004 and the results of its operations and changes in its financial position from December 31, 2003 through June 30, 2004 have been made. The result of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

HAMPTON BERKSHIRE INSURANCE AND FINANCIAL, INC.

BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2004	2003

ASSETS	$ -	$ -

LIABILITIES & STOCKHOLDER'S EQUITY
Current Liabilities
Accounts Payable	$ 8,929	$ 3,637
Accrued Interest	2,528	1,166
Notes Payable	25,140	25,140
Total Current Liabilities	36,597	29,943

Stockholders' Equity
Preferred Stock, $.001 par value;
25,000,000 shares authorized; None issued	-	-
Common Stock, $.001 par value: 125,000,000 shares
authorized, issued and outstanding 24,624,198 at
June 30, 2004 and December 31, 2003	24,624	24,624
Additional Paid-in Capital	4,775,977	4,775,977
Accumulated Deficit	(4,837,198)	(4,830,544)
Total Stockholders' Equity	(36,597)	(29,943)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$ -	$ -

The accompanying notes are an integral part of these financial statements.

HAMPTON BERKSHIRE INSURANCE AND FINANCIAL, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For the Six Months
	Ended		Ended
	June 30,		June 30,
	2004	2003	2004	2003

REVENUES	$ -	$ -	$ -	$ -

OPERATING EXPENSES
General & Administrative	3,895	9,790	5,292	14,095
Total Operating Expense	(3,895)	(9,790)	(5,292)	(14,095)

OTHER INCOME (EXPENSE)
Interest Expense	(681)	(63,602)	(1,362)	(126,978)
Gain on Settlement of Liabilities	-	-	-	6,343
Total Other Income (Expense)	(681)	(63,602)	(1,362)	(120,635)

NET LOSS	$ (4,576)	$ (73,392)	$ (6,654)	$ (134,730)

NET LOSS PER COMMON SHARE	$ -	$ (0.07)	$ -	$ (0.13)

WEIGHTED AVERAGE NUMBER OF
OUTSTANDING (BASIC & DILUTED)	24,624,198	1,077,000	24,624,198	1,077,000

The accompanying notes are an integral part of these financial statements.

HAMPTON BERKSHIRE INSURANCE AND FINANCIAL, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (6,654)	$ (134,730)
Adjustments to reconcile net loss to net cash used in
operating activities:
Expense related to issuance of common stock
and common stock options for services	-	-
Changes in Assets and Liabilities:
Increase (Decrease) Accounts Payable	5,292	7,752
Increase (Decrease) Interest Payable	1,362	126,978

Net Cash Used in Operating Activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash Used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Notes payable	-	-
Proceeds from Issuance of Common Stock	-	-
Net Cash Provided by Financing Activities	-	-

NET INCREASE IN CASH	-	-
CASH AT BEGINNING OF THE YEAR	-	-
CASH AT END OF THE YEAR	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
Cash paid during the year for interest	$ -	$ -

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

Interim Reporting

The unaudited financial statements as of June 30, 2004 and for the three and six month period then ended, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization

Hampton Berkshire Insurance and Financial, Inc. formally known as First Capital Resources.com, Inc. (the "Company") is a Nevada corporation, having first been incorporated under the name Jackal Industries, Inc., pursuant to the laws of Utah on April 16, 1986, and subsequently reorganized under the laws of Nevada on December 30, 1993. During 1998, the Company ceased all business operations. The Company's name was changed to First Capital Resources.com, Inc., on April 13, 1999. On February 7, 2003 the Company changed its name to Hampton Berkshire Insurance and Financial, Inc. The Company has no products or services as of June 30, 2004.

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

The Company still has no operations and no funds to develop operations and there remains no assurance any successful operations will be located. Presently, management's plans are to continue to evaluate business opportunities that may come available to the Company.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method. Deferred income taxes are determined based on the estimated future tax effects of differences between the financial reporting and tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws. A valuation allowance is provided when it is more likely than not that all or some portion of the deferred income tax asset will not be realized.

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

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Continued

NOTE 4 - COMMON STOCK TRANSACTIONS (Continued)

Effective December 31, 2002, First American Capital Liquidating Trust ("the Trust"), majority owner of First Capital Resources.com, Inc. ("the Company"), sold to a third party, 950,000 of the million shares owned by the Trust for $130,000. In anticipation of divesting their equity ownership of the Company, the former parent assigned to the $2,635,3722 debt owed by the Company.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

For the Three Months Ended . The Company reported a net loss of $4,576 and $73,392 for the quarters ended June 30, 2004, and June 30, 2003, respectively.

For the Six Months Ended. The Company reported a net loss of $6,654 and $134,730 for the quarters ended June 30, 2004 and June 30, 2003, respectively. The Company anticipates very little or no overhead from future operations other than interest, professional fees and costs associated with being a public company, unless and until a successor business can be acquired or merged.

Plan of Operations. The Company is currently in the process of looking for business opportunities to acquire or merge with. There is no guarantee that management will be successful in finding such an opportunity.

ITEM 3 - CONTROLS AND PROCEDURES.

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-QSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

(i) this Quarterly Report on Form 10-QSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-QSB, and

(ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-QSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-QSB.

There have been no significant changes in the Company's internal controls over financial reporting or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8

(a) Exhibits. The following exhibits are filed with this report.

31. Written Statement of Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 13(a) or 15 (d) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

32. Written Statement of Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and pursuant to 18 U.S.C. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K. The following reports have been filed on Form 8-K during the last fiscal quarter:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.

Dated: August 12, 2004 Hampton Berkshire Insurance & Financial, Inc.

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

Date: August 12, 2004 /s/ Lionel Drage

Lionel Drage Chief Executive Officer And Principal Accounting Officer

Exhibit 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT BY
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Hampton Berkshire Insurance and Financial, Inc., on Form 10-QSB for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Lionel Drage, Chief Executive Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: August 12, 2004 /s/ Lionel Drage_ _____________________
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