Form 10QSB
period 2004-09-30
INNOVATE ONCOLOGY, INC.
filed 2004-11-15
CIK 894538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 33-55254-28

INNOVATE ONCOLOGY, INC.
(formerly known as Hampton Berkshire Insurance & Financial Company)
(Exact name of registrant as specified in its charter)

        NEVADA                                                                                       87-0438641
  (State or other jurisdiction of                                                         (IRS Employer
        incorporation or organization)                                              Identification No.)

712 Fifth Avenue, 19th Floor New York, NY 10019

(Address of principal executive offices)

Registrant's telephone number including area code: (646) 723-8944

N/A
Former Address, if changed since last report
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

22,379,832 $.001 PAR VALUE Class A
(Number of shares of common stock the registrant had outstanding as of November 2, 2004)

PART 1. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2004 and the results of its operations and changes in its financial position from December 31, 2003 through September 30, 2004 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

INNOVATE ONCOLOGY, INC.

(Formerly known as Hampton Berkshire Insurance & Financial Company)

BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2004	2003

ASSETS	$ -	$ -

LIABILITIES & STOCKHOLDER'S EQUITY
Current Liabilities
Accounts Payable	$ 10,380	$ 3,637
Accrued Interest	3,209	1,166
Notes Payable	25,140	25,140
Total Current Liabilities	38,729	29,943

Stockholders' Equity
Preferred Stock, $.001 par value;
25,000,000 shares authorized; None issued	-	-
Common Stock, $.001 par value: 125,000,000 shares
authorized, issued and outstanding 6,479,832 at
September 30, 2004 and December 31, 2003	6,480	6,480
Additional Paid-in Capital	4,794,121	4,794,121
Accumulated Deficit	(4,839,330)	(4,830,544)
Total Stockholders' Equity	(38,729)	(29,943)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$ -	$ -

The accompanying notes are an integral part of these financial statements.

INNOVATE ONCOLOGY, INC.

(Formerly known as Hampton Berkshire Insurance & Financial, Company)

STATEMENTS OF OPERATIONS

(UNAUDITED)
	For the Three Months		For the Nine Months
	Ended		Ended
	September 30,		September 30,
	2004	2003	2004	2003

REVENUES	$ -	$ -	$ -	$ -

OPERATING EXPENSES
General & Administrative	1,451	2,665	6,742	16,760
Gain on Settlement of Liabilities	-	-	-	(6,343)
Total Operating Expense	(1,451)	(2,665)	(6,742)	(10,147)

OTHER INCOME (EXPENSE)
Interest Expense	(681)	(47,159)	(2,044)	(174,137)
Total Other Income (Expense)	(681)	(47,159)	(2,044)	(174,137)

NET LOSS	$ (2,132)	$ (49,824)	$ (8,786)	$ (184,554)

NET LOSS PER COMMON SHARE	$ -	$ (0.01)	$ -	$ (0.09)

WEIGHTED AVERAGE NUMBER OF
OUTSTANDING (BASIC & DILUTED)	6,479,832	5,111,882	6,479,832	1,973,943

The accompanying notes are an integral part of these financial statements.

INNOVATE ONCOLOGY, INC.

(Formerly known as Hampton Berkshire Insurance & Financial, Inc.)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (8,786)	$ (184,554)
Adjustments to reconcile net loss to net cash used in
operating activities:
Expense related to issuance of common stock
and common stock options for services	-	-
Changes in Assets and Liabilities:
Increase (Decrease) Accounts Payable	6,743	(8,923)
Increase (Decrease) Interest Payable	2,043	174,137

Net Cash Used in Operating Activities	-	(19,340)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash Used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Notes payable	-	19,340
Proceeds from Issuance of Common Stock	-	-
Net Cash Provided by Financing Activities	-	19,340

NET INCREASE IN CASH	-	-
CASH AT BEGINNING OF THE YEAR	-	-
CASH AT END OF THE YEAR	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
Cash paid during the year for interest	$ -	$ -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING & FINANCING ACTIVITIES:

None.

The accompanying notes are an integral part of these financial statements.

INNOVATE ONCOLOGY, INC.
(Formerly known as Hampton Berkshire Insurance & Financial Company)
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Innovate Oncology, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements.

Interim Reporting

The unaudited financial statements as of September 30, 2004 and for the three and nine month period then ended, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization

Innovate Oncology, Inc., formerly known as Hampton Berkshire Insurance and Financial, Inc., formally known as First Capital Resources.com, Inc. (the "Company") is a Nevada corporation, having first been incorporated under the name Jackal Industries, Inc., pursuant to the laws of Utah on April 16, 1986, and subsequently reorganized under the laws of Nevada on December 30, 1993. During 1998, the Company ceased all business operations. The Company's name was changed to First Capital Resources.com, Inc., on April 13, 1999. On February 7, 2003 the Company changed its name to Hampton Berkshire Insurance and Financial, Inc. On September 28, 2004 the name was changed to Innovate Oncology, Inc. The Company has no products or services as of September 30, 2004.

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

INNOVATE ONCOLOGY, INC.

(Formerly known as Hampton Berkshire Insurance & Financial Company)

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

The Company has entered into an agreement effective October 1, 2004, that subject to certain conditions the Company will acquire all of the outstanding common stock of Innovate Oncology, Inc.; a Delaware Corporation, in exchange for 15,900,000 common shares of the Company.

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

INNOVATE ONCOLOGY, INC.

(Formerly known as Hampton Berkshire Insurance & Financial Company)

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

INNOVATE ONCOLOGY, INC.

(Formerly known as Hampton Berkshire Insurance & Financial Company)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Continued

NOTE 4 - COMMON STOCK TRANSACTIONS

On March 5, 2003, the Board of Directors changed the name of the Company to Hampton Berkshire Insurance and Financial, Inc. The Board initiated a 1 for 10 reverse split of common stock and increased the number of shares authorized to 150,000,000, consisting of 125,000,000 common shares and 25,000,000 preferred shares to have such designations, preferences and rights as determined by the board.

During the third quarter of 2004, shareholders voted to change the name to Innovate Oncology, Inc. and effect a reverse split 3.8 to 1. Fractional shares were rounded up to the next full share and any shareholder that was reversed below one share will be reimbursed at par value for the pre-reverse amount of shares. All references to 2003 have been restated to reflect the stock split.

NOTE 5 - SUBSEQUENT EVENTS

On September 7, 2004, the Company entered into a agreement whereby the Company will acquire 100% of the outstanding common stock of Innovate Oncology, Inc., a Delaware Corporation, in exchange for 15,900,000 shares of the Company's common stock. In connection with the acquisition, 5,026,590 shares will be canceled. After completion of the acquisition, the total outstanding shares will be 17,353,242.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The following presentation of management's discussion and analysis of the Company's financial condition and results of operation should be read in conjunction with the Company's financial statements and notes contained herein.

Liquidity and Capital Resources. The Company has entered into an agreement effective October 1, 2004, that subject to certain conditions the Company will acquire all of the outstanding common stock of Innovate Oncology, Inc.; a Delaware Corporation, in exchange for 15,900,000 come shares of the Company. On September 28, 2004, the Company effected a reverse split of 3.8 to 1 of the Company's common stock. Fractional shares were rounded up to the next full share and any shareholder that was reversed below one share will be reimbursed at par value for the pre-reverse amount of shares.

For the Three Months Ended. The Company reported a net loss of $2,132 and $49,824 for the quarters ended September 30, 2004, and September 30, 2003, respectively.

For the Nine months Ended. The Company reported a net loss of $8,786 and $184,554 for the quarters ended September 30, 2004 and September 30, 2003, respectively. The Company anticipates very little or no overhead from future operations other than interest, professional fees and costs associated with being a public company, unless and until the agreement with Innovate Oncology, Inc.; a Delaware Corporation is successful.

Plan of Operations. The Company has entered into an agreement effective October 1, 2004, that subject to certain conditions the Company will acquire all of the outstanding common stock of Innovate Oncology, Inc.; a Delaware Corporation, in exchange for 15,900,000 come shares of the Company.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On September 28, 2004, the Company effected a reverse split of 3.8 to 1 of the Company's common stock. Fractional shares were rounded up to the next full share and any shareholder that was reversed below one share will be reimbursed at par value for the pre-reverse amount of shares. Due to the reverse the amount of outstanding shares decreased from 24,624,198 to 6,479,832.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 28, 2004, security shareholders consented to a change in name to Innovate Oncology, Inc. and to effect a 3.8 to 1 reverse split.

ITEM 5. OTHER INFORMATION

The Company has entered into an agreement effective October 1, 2004, that subject to certain conditions the Company will acquire all of the outstanding common stock of Innovate Oncology, Inc.; a Delaware Corporation, in exchange for 15,900,000 come shares of the Company."

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

(b) Reports on Form 8-K. The following reports have been filed on Form 8-K during the last fiscal quarter:

1. September 23, 2004. Item 1.01 Entry into a Material Definitive Agreement. And Item 5.01 Changes in Control of Registrant.

SIGNATURESPursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.

Dated: November 5, 2004 Innovate Oncology, Inc.

By: /s/ Nigel Rulewski Nigel Rulewski
CEO, President & Director
(Principal Executive Officer)

By: /s/ Alan Bowen

Alan Bowen

CFO, Secretary, Treasurer & Director

(Principal Financial Officer)

Exhibit 31.1

SECTION 302 CERTIFICATION

I, Nigel Rulewski, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Innovate Oncology, Inc.;

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

Date: November 5, 2004 By: /s/ Nigel Rulewski Nigel Rulewski

CEO, President & Director

(Principal Executive Officer)

Exhibit 31.2

SECTION 302 CERTIFICATION

I, Alan Bowen, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Innovate Oncology, Inc.;

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

Date: November 5, 2004 By: /s/ Alan Bowen

Alan Bowen

CFO, Secretary, Treasurer & Director

(Principal Financial Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Innovate Oncology, Inc., on Form 10-QSB for the period ending Septempber 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Nigel Rulewski, Chief Executive Officer and Principal Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: November 5, 2004 By: /s/ Nigel Rulewski Nigel Rulewski

CEO, President & Director

(Principal Executive Officer

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Innovate Oncology, Inc., on Form 10-QSB for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Alan Bowen, Chief Financial Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: November 5, 2004 By: /s/ Alan Bowen

Alan Bowen

CFO, Secretary, Treasurer & Director

(Principal Financial Officer)

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.