Form 10KSB
period 2004-12-31
INNOVATE ONCOLOGY, INC.
filed 2005-05-05
CIK 894538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission File Number: 33-55254-28

Innovate Oncology, Inc.
(Exact Name of Registrant as Specified in Charter)

Nevada	87-0438641
(State or Other Jurisdiction	(IRS Employer
of Incorporation)	Identification No.)

712 Fifth Avenue, 19th Floor, New York, New York 10019-4108
(Address of principal executive offices) (Zip code)

646-723-8944
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act
None

Securities registered pursuant to Section 12(g) of the Act
Common Stock, par value $0.001

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act. Yes [  ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

The Registrant had no revenue in the most recent fiscal year.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of April 26, 2005 was $6,981,023.

The Registrant had 17,953,242 shares of common stock outstanding as of April 26, 2005.

DOCUMENTS INCORPORATED BY REFERENCE
None

Innovate Oncology, Inc.
Form 10-KSB for the year ended December 31, 2004

Index

Part I
Page
Item 1. Description of Business	3
Item 2. Description of Property	18
Item 3. Legal Proceedings	18
Item 4. Submission of Matters to a Vote of Security Holders	18
Part II

Item 5. Market for Common Equity and Related Stockholder Matters	18
Item 6. Management’s Discussion and Analysis or Plan of Operation	19
Item 7. Financial Statements	26
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	21
Item 8A. Controls and Procedures	21

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	22
Item 10. Executive Compensation	23
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	23
Item 12. Certain Relationships and Related Transactions	24
Item 13. Exhibits	24
Item 14. Principal Accountant Fees and Services	24

PART I

Item 1. Description of Business.

The Company

Innovate Oncology, Inc. (the “Company” or “Innovate”) acquires, develops and seeks to commercialize novel compounds to treat various types of cancer. Our drug pipeline consists of eight drug candidates—six in clinical development and two in pre-clinical development—and focuses on multiple forms of cancer, including three of the most prevalent: breast, prostate and colon cancer.

Bioaccelerate Holdings, Inc. (“Bioaccelerate”) owns 88.6% of the Company’s common stock. Bioaccelerate is a pharmaceutical development company incorporated in Nevada and traded on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol OTCBB: BACL. Like the Company, Bioaccelerate enters into co-development and licensing agreements with leading medical research, academic and private pharmaceutical companies. On July 21, 2004, Bioaccelerate sold its UK subsidiary, Innovative Oncology Limited, (“Innovative”) to Innovate Oncology, Inc. (“Innovate Oncology”), a Delaware corporation, in exchange for 100% of the outstanding common stock of Innovate Oncology. As part of that transaction, Bioaccelerate agreed to assign the licenses, rights and obligations for six clinical and up to four pre-clinical drug compounds from its portfolio of drug candidates in development to Innovate Oncology.

On August 23, 2004, Innovate Oncology entered into an agreement with Hampton Berkshire Insurance & Financial, Inc. (“Hampton”) in which Hampton agreed to acquire 100% of the outstanding common stock of Innovate Oncology. As part of the transaction, Hampton, a Nevada corporation, canceled 5,026,590 shares of its common stock, effected a 3.8-for-1 reverse stock split, which reduced its pre-acquisition outstanding common stock to 1,453,242, and issued 16,500,000 shares of its common stock to Innovate Oncology’s shareholders. Contemporaneous with the close of the acquisition, the Company changed its corporate name from Hampton to Innovate Oncology, Inc., moved its corporate office to New York, and replaced all management, corporate officers and directors. At the close of the acquisition on October 1, 2004, the Company had 17,953,242 shares of common stock issued and outstanding.

Business Strategy

Large pharmaceutical companies need additional drugs of substantial market potential to fill depleted development pipelines, particularly since many of their products will soon be losing patent protection and internal development may fail to keep up with commercial demand for innovation. Increasingly those companies seek to fill that gap by in-licensing drugs at the middle to late stages of development rather than acquiring compounds at an earlier stage. In-licensed Phase III products accounted for more 30% of the in-licensing agreements made by large pharmaceutical companies in 2002, according to Reuters Business Insight.

Innovate uses a broad network of relationships it has forged in academia, medical research centers and industry to in-license or acquire promising early-stage compounds and existing compounds that can be reformulated, used for new indications or used with new dosing regimens. We rely upon these relationships and a product development network to accelerate the time it takes for new compounds to reach the critical Phase III clinical trial level when a drug is most attractive to large pharmaceutical companies.

We enter into development, marketing and partnership agreements with contract research laboratories, industry experts and pharmaceutical companies to develop, test and seek regulatory approval for our drug candidates. By relying primarily upon contracts with third parties for research, clinical development and project management rather than doing that work in-house, we are able to maintain a limited and less costly infrastructure, particularly as compared with large pharmaceutical companies. Our management believes that this streamlined operating strategy has created an efficient and cost-effective route from early-stage clinical development to a commercial product.

Product Development

A major element of our product development strategy is the use of third-parties or Contract Research Organizations (“CRO”) for drug development at all stages along the path to market. CROs conduct safety and efficacy tests and clinical studies and assist us in guiding products through the Food and Drug Administration (“FDA”) and the European Medicines Agency (“EMEA”) regulatory review and approval processes. The Company also uses the contract manufacturing, formulation and chemistry skills of external providers.

We believe the use of third-parties to develop and manufacture our products has several advantages over building a comprehensive infrastructure to handle all such functions in-house. This approach generally gives us more choice and greater selectivity in the dedicated resources we will concentrate on a developing product than if those functions were performed by internal personnel who were required to support the full range of our product development activities. We believe that maintaining a limited infrastructure, particularly focused upon early-stage processes in the drug development path will enable us to develop products efficiently and cost effectively. Although this approach will allow us to avoid the expense associated with developing a large internal infrastructure to support our product development efforts, it also means that we will continue to be dependent on the ability of outside parties to perform critical functions for us.

The contract approach to product development requires project management by professionals with substantial industry experience. We plan to evaluate prospective additions to our in-house expertise as well as opportunities for contract and advisory services in areas of critical importance to all of our proposed products, including the management of current pipeline development teams. The product development process is designed to identify problems associated with a proposed product's safety and effectiveness. We also attempt to reduce the risk that a proposed product will not be accepted in the marketplace by conducting market research and defining a commercial strategy for each product candidate. A drug development portfolio cannot be completely insulated from potential clinical and market failures. It is likely that some proposed products we select for development will not produce the clinical or revenue results expected. Additionally, we may choose to license at an early stage or divest product candidates from our portfolio if they produce clinical results outside our target sector and/or require financial, development and management resources better met by larger or more specialized pharmaceutical or biopharmaceutical companies.

Research and Development

Our primary research and development efforts have focused on identifying promising compounds and developing them into products to treat various types of cancer. We engage in research, pre-clinical studies and clinical development with third-party laboratories, including Supratek Pharma, Inc., Faustus Forschungs Cie. in Germany, Baylor School of Medicine and Northwestern University for pre-clinical development; Klinikum Chemnitz gGmbH and Technical University Munich, both in Germany, for clinical trials; Hesperion Ltd. in Switzerland for clinical CROs; and Nycomed in Denmark and PMRS, Inc. for drug substance and product manufacturing. Our research and development structure is designed to enable us to evaluate and make the best choices for where and how projects are run and resourced. Each is managed as a discrete project with its own budget and project management. When it’s practical and desirable, different projects will use common resources and contracted facilities.

Our budget projections for research and development are based primarily upon those established and set out in or pursuant to our agreements with research and co-development partners. Projects may meet development and regulatory barriers, however that require additional work or a change in approach which can lead to changes in both timing and budget requirements to maintain a product’s path to market. When this situation arises we tend to be in a more flexible position to meet such demands than a fully internally resourced pharmaceutical company that relies on existing internal capabilities to progress.

Competition

The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. Many third-parties compete with us in developing various approaches to lifestyle disorders. These competitors include the major pharmaceutical companies, biotechnology companies, academic institutions and other research organizations.

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, pre-clinical testing, conducting clinical trials, obtaining regulatory approval and marketing than we do. In addition, many of these competitors are active in seeking patent protection and licensing arrangements in anticipation of collecting royalties for proprietary technology. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, as well as acquiring technologies complementary to our programs.

We expect that competition among products approved for sale will be based, among other things, on efficacy, reliability, product safety, price and patent position. Our ability to compete effectively and develop products that can be manufactured cost-effectively and marketed successfully will depend on our ability to:

advance our lead product candidates and technology platforms;

obtain required government and other public and private approvals on a timely basis;

enter into co-development and marketing and sales partnership arrangements;

license additional technology;

maintain a proprietary position in our technologies and products; and

attract and retain key personnel.

For these reasons we intend to continue to seek to strengthen the key areas of the business that we can control in-house effectively and to ensure we maximize our ability to leverage what we believe are the key advantages of our business model and strategy: flexibility, responsiveness, speed and mitigating risks.

Innovate Oncology’s Product Portfolio

One in three Americans will be diagnosed with cancer, and two out of three diagnosed with the disease will die from it, according to Reuters Business Insight. Our objective is to provide cancer patients with effective and safe therapeutics that save or prolong their lives. We are developing a diversified product portfolio targeting multiple forms of cancer, including three of the most prevalent: breast, prostate and colon cancer. Our pipeline of eight drugs will consist of six drug candidates in or beginning clinical trials and two in pre-clinical stages of development. The clinical candidates can be divided into the following categories: New Chemical Entities (“NCE”), therapeutic switches of existing drug in the market that are not indicated currently to treat cancer, and reformulations of drugs in the market indicated to treat cancer.

The portfolio of clinical candidates will include two NCEs, which may have the greatest commercial potential, but also carry the highest risk precisely because of their novelty. The portfolio’s therapeutic switch offers the advantages of being a proven drug that we believe may have medical and market value that isn’t realized fully by its current use. Like a therapeutic switch, reformulating an existing, FDA-approved compound offers lower risk to the Company because it’s less expensive to develop. We also have four compounds in pre-clinical development. We believe this diversified approach balances the risks and rewards inherent in each drug candidate and its particular development program.

Our portfolio is characterized by compounds that have multiple mechanisms of action, which we believe may substantially increase a compound’s clinical efficacy. Also, several of these products are lead compounds derived from novel technologies with the potential for follow-on compounds to be developed into separate products for related indications.

Innovate Oncology’s Product Pipeline

The table below summarizes the status of our development programs.

Phase of Development
Product Candidate	Indication	Pre-Clinical	Phase I	Phase II	Phase III

INOC-001	Chemo-Resistance Inhibitor

INOC-002	Chemotherapy Potentiator

INOC-003	Targeted Ruthenium Complex

INOC-005	Capridine Beta

INOC-009	Oral Paclitaxal Formulation

INOC-010	Polymer-Formulated Camptothecin

INOC-016	HER2 Oncogene Inhibitor

INOC-019	Prostate Tumor Suppressor

“Pre-Clinical” refers to the series of tests in the laboratory and those performed on animals after a lead molecule has been identified. Basic pharmacology is completed in this phase as well as the toxicology required for human testing, which may be ongoing. Primary and secondary manufacturing of the active compound and the method of drug delivery (intravenous or tablet, for example) will be established during this time. Testing in humans is expected to begin within 18 and 24 months. Pre-clinical tests must be completed before an Investigational New Drug application (“IND”) can be submitted to the FDA.

“IND” refers to the preparation of an Investigational New Drug application, the process by which a drug is submitted to the FDA to receive approval for human testing.

“Phase I” refers to the stage in which compounds are tested for safety, maximal tolerated dose and pharmacokinetics in volunteers without the disease.

“Phase II” refers to the initial stages of compound testing in patients with the disease (a particular indication) or symptoms of interest for ultimate New Drug Application (“NDA”) approval and labeling. This stage first demonstrates the compound’s efficacy and dosing range, and expands the safety profile.

“Phase III” refers to the rigorously controlled test of a new drug in a large population of patients with the disease. After the successful conclusion of Phase III clinical trials, an NDA is filed with the FDA for approval to market the drug.

INNOVATE PRODUCTS IN DEVELOPMENT: CLINICAL CANDIDATES

INOC-001 Chemo-resistance Inhibitor

Description. INOC-001 is the lead drug candidate in our portfolio.Our management believes that the compound offers a novel approach to overcoming resistance to chemotherapy that many patients develop over the course of treatment. The compound, which is marketed as an anti-viral drug in Germany and other European countries, is being tested to treat metastatic pancreatic cancer. In pre-clinical studies, INOC-001 demonstrated an ability to reduce toxic side effects, slow disease progression and increase survival rates when used in conjunction with some chemotherapeutic drugs. Pre-clinical experiments have shown evidence of INOC-00l inhibiting several genes responsible for chemo-resistance as well as using multiple mechanisms of action. We have completed a Phase I trial with various types of solid tumors and chemotherapy regimens and have documented early efficacy in patients with pancreatic cancer.

Market Opportunity. The American Cancer Society estimates that in 2005, 32,180 people in the U.S. will be diagnosed with pancreatic cancer and 31,800 patients will die from the disease. The five-year survival rate is only 4.4%, making it one of the most lethal forms of cancer. Fewer than 10% of patients respond to treatment.

Partnerships. Cynat Oncology Inc, a wholly owned subsidiary of Bioaccelerate, is a joint venture partner in Resistys, Inc. with Australian Cancer Technology (“ACT”). As part of Bioaccelerate’s obligation to provide six clinical products to Innovate, Bioaccelerate transferred 100% of the capital stock of Cynat Oncology Inc to Innovate on March 16,2005 following an announcement on February 14, 2005, that Bioaccelerate would assign its rights to develop and commercialize INOC-001 to Innovate. The Company is sharing the development costs equally with its partner as well as an exclusive license to market the product in the U.S. and Canada.

Status. On December 15, 2004, Bioaccelerate announced it had initiated a Phase I/II clinical trial for the treatment of metastatic pancreatic cancer with its co-development partner ACT. The eight-month study will include 22 patients with metastatic pancreatic cancer and will be conducted at three leading centers in Germany: Chemnitz Clinics in collaboration with the Technical University Dresden; Munich University of Technology’s Kilinikum rects der Isar; and University of Munich Hospital’s Klilnikum Großhadern. The trial is being managed by Swiss CRO Hesperion. INOC-001 tablets are administered in conjunction with conventional chemotherapy agents and will be evaluated in this study with Gemcitabine. Eight patients have been enrolled and dosed.

Patents. A U.S. patent was granted for the compound in 2003 and another U.S. patent is pending. A patent was issued under the terms of the Patent Cooperative Treaty (“PCT”), which is adhered to by more than 100 countries worldwide.

INOC-002 Chemotherapy Potentiator

Description. INOC-002 is an enhancement and a new dosing regimen of an intravenous drug approved to treat colon cancer. The Company intends to test a novel dosing regimen, administering the drug simultaneously with capecitabine, a commonly used chemotherapeutic agent. Administering the drugs simultaneously could make capecitabine more effective, and therefore may permit a lower dose, which in turn would reduce toxic side effects. The Company believes that current dosing regimens based on its labeled use as an anti-worming agent have not optimized the potential synergistic effect of INOC-002 that could be achieved by combined dosing. The lead indication of INOC-002 is a post-operative adjuvant therapeutic agent.

Market Opportunity. Colorectal cancer is the third most prevalent form of cancer globally, according to Reuters Business Insight. Its annual mortality rate is almost as high as the mortality rates for breast and prostate cancer patients combined even though the patient population for those two types of cancer is more than four times the size of the colorectal patient population. In 2003, approximately 889,000 patients were being treated for the disease and 428,000 new patients were diagnosed.

Partnerships. On August 6, 2004, Bioaccelerate entered into an agreement with Targent, Inc. to acquire eight patents and certain confidential information related to INOC-002. Bioaccelerate assigned this agreement to Innovate on March 16, 2005 subject to consent by Targent. The agreement between Bioaccelerate and Targent requires consent by the other perty to any assignment which consent may not be unreasonably withheld or delayed. Bioaccelerate has sought consent from Targent to the assignment and is awaiting confirmation by Targent. The Company is responsible for the drug development costs as well any maintenance fees on patents and patent applications.

Status. Pre-clinical trials confirmed the additive effect of INOC-002. The Company plans to apply for an IND in the second quarter of 2005 and begin clinical efficacy Phase II trials by the end of the year.

Patents. Eight patent applications were filed between December 1, 2000 and March 15, 2004 for patents in the U.S., Canada, Europe, Australia, Japan, Hong Kong and an international patent.

INOC-003 Targeted Ruthenium Complex

Description. INOC-003 is an NCE being developed to treat various types of cancer. We believe that this drug’s unique mechanism of action involves targeted accumulation in tumor cells leading to program cell death.

Market Opportunity. In pre-clinical studies, the compound has demonstrated efficacy in lung, liver and colorectal cancer, among others. While the Company believes this drug candidate may have the potential to treat several types of cancer, it intends to test INOC-003 to treat liver cancer, in part because it is an unmet need. Liver cancer is the third most common cause of death from cancer globally, accounting for 10.4% of approximately 56 million deaths from cancer in 2000, according to the World Health Organization’s World Cancer Report.

Partnerships. On December 14, 2004, Bioaccelerate announced it had entered into a development agreement with Faustus Forschungs Cie. Translational Cancer Research GmbH and Faustus Forschung Translation Drug Development AG (“Faustus”) to co-develop eight new anti-cancer drug candidates. Bioaccelerate assigned one of those candidates, INOC-003, to its subsidiary, Innovate, on March 16, 2005 The Company will fund a three-year development and commercialization plan and, in consequence will gain the right to market INOC-003 worldwide.

Status. INOC-003 has completed Phase I trials. The Company hopes to launch Phase II in the second quarter of 2005.

Patents. A European patent has been issued. Nine other patents have been filed in the U.S., Germany, Europe, Australia, Canada, India, and Japan as well as a PCT patent.

INOC-005 Capridine Beta

Description. INOC-005 is an NCE to treat prostate cancer. The compound renders aggressive hormone-independent prostate cells hormone-sensitive and therefore may be effective in treating both hormone-sensitive and hormone-insensitive tumors in combination with anti-androgen therapy. In pre-clinical development, INOC-005 also showed activity against leukemia, melanoma, lung, colon, ovarian, renal and bladder cancer. Toxicology studies indicate that this compound may have lower bone marrow toxicity.

Market Opportunity. In 2003, approximately 300,000 men in the seven major market countries (U.S., France, Germany, Italy, Spain, Japan and the UK) were diagnosed with prostate cancer; the total patient population was 1,774,000, according to Reuters Business Insight. Those patients had a 99.7% one-year survival rate and a 96.8% five-year survival rate. Treatment for prostate cancer is one of the success stories in oncology research. Nonetheless there’s room for improvement given the prevalence of the disease.

Partnerships. On March 31, 2005, the Company entered into an agreement with Prostagenics, LLC pursuant to which , Innovate obtained the global patent rights to develop and commercialize INOC-005.

Status. Pre-clinical development has been completed. The Company expects to file an IND application in the third quarter of 2005 to conduct Phase I clinical trials for advanced prostate cancer.

Patents. A U.S. patent was granted to this product candidate in 2003. Seven other patent applications have been filed for this compound in the U.S., Canada, Mexico, Europe and Israel.

INOC-009 Oral Paclitaxal

Description. INOC-009 is a reformulation of a commonly used intravenous chemotherapeutic agent that treats several types of cancer, including breast, ovarian and AIDS-related Kaposi’s sarcoma. This new, oral formulation improves the drug’s solubility and therefore facilitates absorption into the bloodstream. The formulation also prevents efflux of the drug from the intestine.

Market Opportunity. Breast cancer is the second most common form of cancer worldwide, according to the World Health Organization’s World Cancer Report. An existing intravenous paclitaxal product (Taxol®) was one of the top 10 selling cancer drugs in 2004 with sales of more than $1.2 billion.

Partnerships. On July 15, 2004, Bioaccelerate entered into a license and co-marketing agreement with Supratek, Pharma, Inc. to develop INOC 009 to treat cancer in humans. Innovate is already a licensee under the terms of the agreement but Bioaccelerate has also assigned its rights under this agreement to Innovate on March 16, 2005, subject to receipt of Supratek’s written consent, which can not be unreasonably witheld. Bioaccelerate has sought that consent and is awaiting confirmation by Supratek.

Status. Pre-clinical testing has been completed. The Company expects to file an IND application with the FDA in the third or fourth quarter of 2005.

Patents. Supratek owns a total of four “composition of matter” patents in the U.S. related to its proprietary technology and is responsible for maintenance and upkeep of its patents

INOC-010 Polymer-Formulated Camptothecin

Description. INOC-010 is a reformulation that uses an innovative, proprietary carrier technology to treat drug-resistant tumors. This technology has demonstrated improved efficacy compared with the previous formulation because it increases the amount of the drug taken up by tumor cells and inhibits drug efflux associated with tumor resistance. This intravenous reformulation of topotecan showed no apparent change in toxicity during pre-clinical tests to treat melanoma, breast and lung cancer.

Market Opportunity. Topotecan is currently indicated to treat ovarian cancer and small cell lung cancer.

Partnerships. On November 10, 2004, Bioaccelerate entered into a licensing and co-marketing agreement with Supratek Pharma, Inc. to develop, seek regulatory approval and, in major markets, commercialize INOC-010. Supratek granted Bioaccelerate an exclusive global license to its intellectual property related to INOC-010. Innovate is also a licensee under the terms of the agreement but Bioaccelerate has also assigned its rights under this agreement to Innovate on March 16, 2005, subject to receipt of Supratek’s written consent, which consent can not be unreasonably withheld. Bioaccelerate has sought that consent and is awaiting confirmation from Supratek.

Status. Pre-clinical testing is complete. The Company expects to file an IND application with the FDA in the third or fourth quarter of 2005.

Patents. Supratek owns a total four “composition of matter” patents in the U.S. related to its proprietary technology and is responsible for maintenance and upkeep of its patents.

PRE-CLINICAL PROJECTS

INOC-016 HER2 Oncogene Inhibitor

Description. INOC-016 is a small molecule that has been shown to inhibit expression of the HER2 gene that is over expressed in 30% of all breast cancer tumors and is associated with a poor outcome. Herceptin® is a monoclonal antibody that binds to HER2 on tumor cells. It is currently marketed and approved for use with chemotherapy to treat advanced breast cancer.

The Company believes that INOC-016, by preventing the expression of the gene, may lead to a more complete eradication of the HER2 protein and therefore be more efficacious in the management of breast cancer.

Status. In pre-clinical testing of this drug, INCO-016 has been shown to stop the growth of breast cancer tumors in animal models.

Partnerships. On January 4, 2005, Bioaccelerate entered into an exclusive license agreement with Baylor College of Medicine granting Bioaccelerate worldwide exclusive rights to patents and other intellectual property rights associated with INOC-016 to develop and commercialize the compound. Bioaccelerate conditionally assigned this agreement to Innovate on March 16, 2005.

Patents. A U.S. patent application was filed in 2003 and a joint PCT/U.S. patent application was filed in 2003. Baylor is responsible for filing, prosecuting and maintaining all patents. The Company will pay all legal costs associated with these patents.

INOC-019 Prostate Tumor Suppressor

Description. A peptide derived from a novel, proprietary tumor suppressor protein designed to induce the death of prostate cancer cells in vitro and in animal models.

Partnerships. On March 15, 2005, Bioaccelerate entered into a license agreement with Northwestern University. The agreement granted Bioaccelerate an exclusive global license to the patent rights to develop and commercialize INOC-019.Bioaccelerate assigned this agreement to Innovate on March 16, 2005.

Patents. A U.S. patent was granted for this compound in 2004.

Employees

As of December 31, 2004, we had two full-time employees in management and four part-time employees, four of whom are scientists dedicated to advising our drug development programs. We operate effectively with a limited number of employees because to date we have outsourced all of our development work and much of our corporate and administrative work. We believe our relationships with our employees are good.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-KSB contains forward-looking statements. The forward-looking statements include all statements that are not statements of historical fact. The forward-looking statements are often identifiable by the use of words such as “may,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “seek,” “contemplate,” “hope,” “suggest,” “envision,” or “continue,” or comparable language, or the negative or other variation of those or comparable terms. Actual results could differ materially from the anticipated results described with forward-looking statements. Factors that could affect results include, but are not limited to those discussed in “Risk Factors” and included elsewhere in this report. These forward-looking statements are based largely on expectations and are subject to a number of risks and uncertainties, including but not limited to: those risks associated with the ability to identify and raise additional capital to complete product development programs; the allocation of resources as necessary to continue operations; the ability to generate cash flow from revenue or other sources; the ability to use capital stock for acquisitions, paying expenses or other disbursements, attracting personnel or contracts and other business uses. Many of these factors are beyond any management’s control. These uncertainties could cause actual results to differ materially from the expectations reflected in these forward-looking statements. In light of these risks and uncertainties, there can be no certainty that the forward-looking information contained in this Form 10-KSB will, in fact, occur. Potential investors should consider carefully the previously stated factors as well as the more detailed information contained elsewhere in this Form 10-KSB before making a decision to invest in Innovate’s Common Stock.

RISK FACTORS

Our business, financial condition and operating results are subject to a number of risk factors, both those that are known to us and identified below and others that may arise from time to time. These risk factors could cause our actual results to differ materially from those suggested by forward-looking statements in this document and elsewhere, and may adversely affect our business, financial condition or operating results. If any of those risk factors should occur, moreover, the trading price of our securities could decline, and investors in our securities could lose all or part of their investment in our securities. The material below summarizes certain risks and is not intended to be exhaustive.

Certain Risks Related to the Business, Industry and Strategy

We have a limited operating history, which makes it difficult to evaluate our business and to predict our future operating results. We have not generated any revenues to date.

Since our inception, we have been primarily engaged in organizational activities, including developing a strategic operating plan, in-licensing or acquiring drug compounds which we believe to be promising, entering into various collaborative agreements for the development of products and technologies, hiring personnel and developing and testing our products. We have not generated any material revenues to date. Accordingly, we have no relevant operating history upon which an evaluation of our performance and prospects can be made.

We expect to incur substantial losses and negative operating cash flows for the foreseeable future, and may never achieve or maintain profitability.

The Company is not profitable currently. Even if we succeed in developing and commercializing one or more products, we anticipate that we may incur significant operating losses for the foreseeable future. We may never generate material revenues or achieve profitability and, if we do achieve profitability, we may not be able to maintain profitability.

Our growth and development will depend on developing, commercializing and marketing new products. If we do not do so successfully, our growth and development will be impaired.

Our revenues and profitability will depend upon our ability to successfully commercialize new branded biotechnology and other pharmaceutical products in a timely manner. As a result, we must continually develop, test and manufacture new products and, in addition, these new products must meet regulatory standards and receive requisite regulatory approvals. Products we are currently developing may or may not receive the regulatory approvals necessary for us and our third-party partners to market them. Furthermore, the development and commercialization process is time-consuming and costly, and we cannot assure you that any of our products, if and when developed and approved, can or will be successfully commercialized.

We may fail to address risks we face as a developing business which could adversely affect the implementation of our business plan.

We are prone to all of the risks inherent to the establishment of any developmental stage business venture. You should consider the likelihood of our future success to be highly speculative in light of our limited operating history, as well as the limited resources, problems, expenses, risks and complications frequently encountered by similarly situated companies. To address these risks, we must, among other things,

•	implement and successfully execute our business and marketing strategy;

•	respond to industry and competitive developments; and

•	attract, retain, and motivate qualified personnel.

We may not be successful in addressing these risks. If we are unable to do so, our business prospects, financial condition and results of operations would be materially adversely affected.

We may be unsuccessful in our efforts to develop products.

To achieve profitable operations, we, alone or with others, must successfully develop, clinically test, market and sell our products. The development of new pharmaceutical products is highly uncertain and subject to a number of significant risks. Most products resulting from our or our collaborative partners' product development efforts are not expected to be available for sale for at least several years, if at all. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons, including:

•	discovery during pre-clinical testing or clinical trials that the products are ineffective or cause harmful side effects;

•	failure to receive necessary regulatory approvals;

•	inability to manufacture on a large or economically feasible scale; and

•	failure to achieve market acceptance.

To date, our resources have been substantially dedicated to the acquisition, research and development of products and technologies. Most of the existing and future products and technologies developed by us will require extensive additional development, including pre-clinical testing and clinical trials, as well as regulatory approvals, prior to commercialization. Our product development efforts may not be successful. We may fail to receive required regulatory approvals from U.S. or foreign authorities for any indication. Any products, if introduced, may not be capable of being produced in commercial quantities at reasonable costs or being successfully marketed. The failure of our research and development activities to result in any commercially viable products or technologies would materially adversely affect our future prospects.

Because many of our competitors have substantially greater capabilities and resources, they may be able to develop products before us or develop more effective products or market them more effectively which would limit our ability to generate revenue and cash flow.

Competition in our industry is intense. Potential competitors in the U.S. and Europe are numerous and include pharmaceutical, chemical and biotechnology companies, most of which have substantially greater capital resources, marketing experience, research and development staffs and facilities than us. In the market for biotechnology and pharmaceutical products, our competitors will vary depending on product category, dosage strength and drug-delivery systems. In addition to product development and efficacy, other competitive factors include product quality and price, reputation, service, and access to technical information.

Although we seek to limit potential sources of competition by developing products that are eligible for orphan drug designation and new drug application approval or other forms of protection, our competitors may develop similar technologies and products more rapidly than us or market them more effectively. Competing technologies and products may be more effective than any of those that are being or will be developed by us. The generic drug industry is intensely competitive and includes large brand name and multi-source pharmaceutical companies. Because generic drugs do not have patent protection or any other market exclusivity, our competitors may introduce competing generic products, which may be sold at lower prices or with more aggressive marketing. Conversely, as we introduce branded drugs into our product portfolio, we will face competition from manufacturers of generic drugs which may claim to offer equivalent therapeutic benefits at a lower price. The aggressive pricing activities of our generic competitors could have a material adverse effect on our revenue and cash flow.

We rely in part on licensing or purchasing products and technologies to grow our product portfolio, and may not be effective in licensing or acquiring new products which would adversely affect our ability to grow our business and become profitable.

One part of our strategy to expand our portfolio is by licensing or acquiring existing products. Until we develop and introduce a sufficient number of our own products, we must rely upon the availability of products or technologies from other pharmaceutical or biotechnology companies for licensing or purchasing. Our success in executing this strategy depends on our continued ability to identify and acquire new pharmaceutical products targeted at niche markets within selected strategic therapeutic market segments. Other companies, including those with substantially greater financial, marketing and other resources than us, compete with us for the right to license or acquire these products. We may not be successful in identifying potential product licensing or acquisition opportunities. If any of these opportunities are identified, we may not be able to obtain these licenses or complete these acquisitions on acceptable terms. We may not be able to successfully integrate any licensed or acquired products or technologies into our product portfolio. Our failure to obtain licenses for, or complete acquisitions of, products or technologies within a selected strategic therapeutic market segment or to promote and market commercially successful products or technologies within an existing strategic therapeutic market segment could have a material adverse effect on our ability to grow our business and become profitable. Once we have obtained rights to a product or technology and committed to payment terms, we may not be able to generate sales sufficient to create a profit or otherwise avoid a loss. Any inability to generate sufficient sales or any subsequent reduction of sales could have a material adverse effect on our revenue and cash flows.

Because we have international operations, we will be subject to risks associated with conducting business in foreign countries.

Because we have international operations in the conduct of our business, we are subject to the risks of conducting business in foreign countries, including:

•	different standards for the development, use, packaging and marketing of our products and technologies;

•	difficulty in identifying, engaging, managing and retaining qualified local employees;

•
difficulty in identifying and in establishing and maintaining relationships with, partners, distributors and suppliers of finished and unfinished goods and services, including, without limitation, CROs;

•	the potential burden of complying with a variety of foreign laws, trade standards and regulatory requirements, including the regulation of pharmaceutical products and treatment; and

•	general geopolitical risks, such as political and economic instability, changes in diplomatic and trade relations.

We will be exposed to risks associated with fluctuations in foreign currencies.

As part of our international operations, from time to time in the regular course of business, we convert dollars into foreign currencies and vice versa. The value of the dollar against other currencies is subject to market fluctuations and the exchange rate may or may not be in our favor.

If we fail to keep up with rapid technological change and evolving therapies, our technologies and products could become less competitive or obsolete.

The pharmaceutical industry is characterized by rapid and significant technological change. We expect that pharmaceutical technology will continue to develop rapidly, and our future success will depend on our ability to develop and maintain a competitive position. Technological development by others may result in products developed by us, branded or generic, becoming obsolete before they are marketed or before we recover a significant portion of the development and commercialization expenses incurred with respect to these products. Alternative therapies or new medical treatments could alter existing treatment regimes, and thereby reduce the need for one or more of the products developed by us, which would adversely affect our revenue and cash flow.

Generic products that third parties may develop may render our products non-competitive or obsolete.

An increase in competition from generic pharmaceutical products could have a material adverse effect on our ability to generate revenue and cash flow.

Clinical trials for our products will be expensive and may be time consuming, and their outcome is uncertain; we must incur substantial expenses that may not result in any viable products.

Before obtaining regulatory approval for the commercial sale of a product, we must demonstrate through pre-clinical testing and clinical trials that a product candidate is safe and effective for each intended use in humans. Conducting clinical trials is a lengthy, time-consuming and expensive process. We will incur substantial expense for, and devote a significant amount of time to pre-clinical testing and clinical trials.

Historically, the results from pre-clinical testing and early clinical trials have often not been predictive of results obtained in later clinical trials. A number of new drugs have shown promising results in clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals. Data obtained from pre-clinical and clinical activities are susceptible to varying interpretations, which may delay, limit or prevent regulatory approval. Regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development. Regulatory authorities may require additional clinical trials, which could result in increased costs and significant development delays.

Clinical trials for any product may take several years or more to complete. The length of time generally varies substantially according to the type, complexity, novelty and intended use of the product candidate. Our commencement and rate of completion of clinical trials may be delayed by many factors, including:

•	inability to manufacture sufficient quantities of materials for use in clinical trials;

•	slower than expected rate of patient recruitment or variability in the number and types of patients in a study;

•	inability to adequately follow patients after treatment;

•	unforeseen safety issues or side effects;

•	competition or delays for patient enrollment in clinical studies;

•	lack of safety and efficacy during the clinical trials; or

•	governmental or regulatory delays.

If we fail to hire or lose key management or other personnel, our business will suffer.

We are highly dependent on the principal members of our scientific and management staff. We seek to develop and manage our business on a cost-effective basis, with limited overhead, and one principal means of doing so is to rely upon a relatively small management team. We also rely on consultants and advisors, including our scientific advisors, to assist us in formulating our research and development strategy. Our success also depends upon retaining key management and technical personnel, as well as our ability to continue to attract and retain additional highly-qualified personnel. We face intense competition for personnel from other companies, government entities and other organizations. We may not be successful in retaining our current personnel. We may not be successful in hiring or retaining qualified personnel in the future. If we lose the services of any of our scientific and management staff or key technical personnel, or if we fail to continue to attract qualified personnel, our ability to acquire, develop or sell products would be adversely affected.

Our management and internal systems might be inadequate to handle our potential growth.

Our success will depend in significant part on the expansion of our operations and the effective management of growth. This growth may place a significant strain on our management and information systems and resources and our operational and financial systems and resources. To manage future growth, our management must continue to improve our operational and financial systems and expand, train, retain and manage our employee base.

Our management may not be able to manage our growth effectively. If our systems, procedures, controls, and resources are inadequate to support our operations, our expansion would be halted and we could lose our opportunity to gain significant market share. Any inability to manage growth effectively may harm our ability to implement our business plan.

Risks Related to Product Manufacturing, Marketing and Sales

We have limited sales and marketing capabilities, and may not be successful in selling or marketing our product.

The creation of infrastructure to commercialize products is a difficult, expensive and time-consuming process. We currently have very limited sales and marketing capabilities, and would need to rely upon third parties to perform those functions. To the extent that we enter into co-promotion or other licensing arrangements, any revenues to be received by us will be dependent on the efforts of third parties if we do not undertake to develop our own sales and marketing capabilities. The efforts of third parties may not be successful. We may not be able to establish direct or indirect sales and distribution capabilities or be successful in gaining market acceptance for proprietary products or for other products. If we desire to market any products directly, we will need to develop a more robust marketing and sales force with technical expertise and distribution capability or contract with other pharmaceutical and/or health care companies with distribution systems and direct sales forces. Our failure to establish marketing and distribution capabilities or to enter into marketing and distribution arrangements with third parties could have a material adverse effect on our revenue and cash flows.

We expect to rely upon licensing or co-development agreements with strategic partners for the commercialization of our products.

Our business strategy involves entering into licensing and co-development agreements with strategic partners for the development of our products. We do not anticipate that any licensing or co-development partner will fail to meet its obligations under any licensing or co-development agreement, but cannot provide assurance that each co-development partner will meet its obligations. If any licensing or co-development partner were to fail to meet its obligations under any such agreement or in timely fashion, such a failure could have a material adverse affect on us, our development plan and our prospects.

We are dependent on outside manufacturers for the manufacture of our products. Therefore we will have limited control of the manufacturing process and related costs.

Third-party manufacturers currently manufacture all of our compounds for clinical testing pursuant to contractual arrangements. Accordingly, we have a limited ability to control the manufacturing process or costs related to this process. Increases in the prices we pay our manufacturers, interruptions in our supply of products or lapses in quality could adversely impact our ability to conduct clinical trials and our eventual margins, profitability and cash flows. We are reliant on our third-party manufacturers to maintain the facilities at which they manufacture our products in compliance with the Food and Drug Administration (“FDA”), the Drug Enforcement Agency (“DEA”), state, local and foreign regulations. If they fail to maintain compliance with the FDA, DEA or other critical regulations, they could be ordered to cease manufacturing which would have a material adverse effect on our business, profitability and cash flows. In addition to FDA and DEA regulation, violation of standards enforced by the Environmental Protection Agency (“EPA”), the Occupational Safety and Health Administration (“OSHA”) and their counterpart agencies at the state level could slow or curtail operations of third-party manufacturers. Certain of our manufacturers currently constitute the sole source of one or more of our experimental compounds. Because of contractual restraints and the lead-time necessary to obtain FDA approval, and possibly DEA registration, of a new manufacturer, replacing any of these manufacturers may be expensive and time consuming and may cause delays in our clinical programs or interruptions in our supply of products to customers.

Our industry is subject to extensive government regulation and our products require other regulatory approvals, which makes it more expensive to operate our business and increases the risk that our products may not be approved for sale or such approvals may be delayed, restricted or rescinded.

Regulation in General. Virtually all aspects of our business are regulated by federal and state statutes and governmental agencies in the U.S. and other countries. Failure to comply with applicable statutes and government regulations could have a material adverse effect on our ability to develop and sell products which would have a negative impact on our cash flow. The development, testing, manufacturing, processing, quality, safety, efficacy, packaging, labeling, record-keeping, distribution, storage and advertising of pharmaceutical products, and disposal of waste products arising from these activities, are subject to regulation by one or more federal agencies. These activities are also regulated by similar state and local agencies and equivalent foreign authorities.

FDA Regulation. All pharmaceutical manufacturers in the U.S. are subject to regulation by the FDA under the authority of the Federal Food, Drug, and Cosmetic Act. Under the Act, the federal government has extensive administrative and judicial enforcement powers over the activities of pharmaceutical manufacturers to ensure compliance with FDA regulations. Those powers include, but are not limited to the authority to:

•	initiate court action to seize unapproved or non-complying products;

•	enjoin non-complying activities;

•	halt manufacturing operations that are not in compliance with current good manufacturing practices prescribed by the FDA;

•	recall products which present a health risk; and

•	seek civil monetary and criminal penalties.

Other enforcement activities include refusal to approve product applications or the withdrawal of previously approved applications. Any enforcement activities, including the restriction or prohibition on sales of products marketed by us or the halting of manufacturing operations of us or our collaborators, would have a material adverse effect on our ability to develop and sell products which would have a negative impact on our cash flow. In addition, product recalls may be issued at our discretion or by the FDA or other domestic and foreign government agencies having regulatory authority for pharmaceutical product sales. Recalls may occur due to disputed labeling claims, manufacturing issues, quality defects or other reasons. Recalls of pharmaceutical products marketed by us may occur in the future. Any product recall could have a material adverse effect on our revenue and cash flow.

FDA Approval Process. We have a variety of products under development, including line extensions of existing products, reformulations of existing products and new products. All "new drugs" must be the subject of an FDA-approved New Drug Application (“NDA”) before they may be marketed in the U.S. The submission of an NDA to the FDA does not guarantee that the FDA will grant approval to market the product. Satisfaction of FDA requirements typically takes a number of years, varies substantially based upon the type, complexity and novelty of the pharmaceutical product and is subject to uncertainty. The NDA approval process for a new product varies in time but generally takes from six months to four years from the date of application.

NDA approvals, if granted, may not include all uses for which a company may seek to market a product. The FDA actively enforces regulations prohibiting marketing of products for non-indicated uses. Failure to comply with applicable regulatory requirements in this regard can result in, among other things, suspensions of approvals, seizures or recalls of products, injunctions against a product’s manufacture, distribution, sales and marketing, operating restrictions, civil penalties and criminal prosecutions. We cannot assure you that the FDA or other regulatory agencies will approve any products developed by us on a timely basis, if at all, or, if granted, that approval will not entail limiting the indicated uses for which we may market the product, which could limit the potential market for any of these products. Any delay of this nature in obtaining, or failure to obtain, these approvals would adversely affect the marketing of our products and our ability to generate product revenue.

All generic equivalents to previously approved drugs or new dosage forms of existing drugs must be the subject of an FDA-approved abbreviated NDA before they may be marketed in the U.S. In both cases, the FDA has the authority to determine what testing procedures are appropriate for a particular product and, in some instances, has not published or otherwise identified guidelines as to the appropriate procedures. The FDA has the authority to withdraw existing new drug application and abbreviated application approvals and to review the regulatory status of products marketed under the enforcement policy. The FDA may require an approved new drug application or abbreviated application for any drug product marketed under the enforcement policy if new information reveals questions about the drug's safety or effectiveness. All drugs must be manufactured in conformity with current good manufacturing practices. Drugs subject to an approved NDA or abbreviated application must be manufactured, processed, packaged, held and labeled in accordance with information contained in the new drug application or abbreviated application.

The required product testing and approval process can take a number of years and require the expenditure of substantial resources. Testing of any product under development may not result in a commercially-viable product. Further, we may decide to modify a product in testing, which could materially extend the test period and increase the development costs of the product in question. Even after time and expenses, regulatory approval by the FDA may not be obtained for any products we develop. In addition, delays or rejections may be encountered based upon changes in FDA policy during the period of product development and FDA review. Any regulatory approval may impose limitations in the indicated use for the product. Even if regulatory approval is obtained, a marketed product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections. Subsequent discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product or manufacturer, including withdrawal of the product from the market.

Foreign Regulatory Approval. Even if required FDA approval has been obtained for a product, foreign regulatory approval of a product must also be obtained prior to marketing the product internationally. Foreign approval procedures vary from country to country and the time required for approval may delay or prevent marketing. In certain instances, we or our collaborative partners may seek approval to market and sell some of our products outside of the U.S. before submitting an application for approval to the FDA. The clinical testing requirements and the time required to obtain foreign regulatory approvals may differ from that required for FDA approval. Although there is now a centralized European Union approval mechanism, the European Union European Medicines Evaluation Agency ("EMEA"), for new pharmaceutical products in place, each European Union country may nonetheless impose its own procedures and requirements, many of which are time consuming and expensive, and some European Union countries require price approval as part of the regulatory process. Thus, there can be substantial delays in obtaining required approval from both the FDA and foreign regulatory authorities after the relevant applications are filed.

Changes in Requirements. The regulatory requirements applicable to any product may be modified in the future. We cannot determine what effect changes in regulations or statutes or legal interpretations may have on our business in the future. Regulatory changes could require changes to manufacturing methods, expanded or different labeling, the recall, replacement or discontinuation of certain products, additional record keeping and expanded documentation of the properties of certain products and scientific substantiation. Any changes or new legislation could have a material adverse effect on our ability to develop and sell products and, therefore, generate revenue and cash flow.

The products under development by us may not meet all of the applicable regulatory requirements needed to receive regulatory marketing approval. Even after we expend substantial resources on research, clinical development and the preparation and processing of regulatory applications, we may not be able to obtain regulatory approval for any of our products. Moreover, regulatory approval for marketing a proposed pharmaceutical product in any jurisdiction may not result in similar approval in other jurisdictions. Our failure to obtain and maintain regulatory approvals for products under development would have a material adverse effect on our ability to develop and sell products and, therefore, generate revenue and cash flow.

There may be unanticipated effects of regulations from other Federal or other agencies.

Unanticipated effects of regulations from other federal or other agencies could inhibit our ability to perform clinical trials, market our products, or otherwise affect our business. As an example, the Health Insurance Portability and Accountability Act of 1997 has imposed privacy rules about the transmission of patient data that may slow the enrollment in, raise the cost of, or otherwise diminish our ability to complete the needed research in any or all of our clinical trial programs.

If approved, there is no guarantee that the medical community and patients will accept our future products, and this may have an adverse effect on our profitability and cash flows.

Even if we obtain regulatory approvals, uncertainty exists as to whether the medical community and patients will accept our products. A number of factors may limit the market acceptance of our products, including the timing of regulatory approvals and market entry relative to competitive products, the availability of alternative products, the price of our products relative to competing products, the availability of third-party reimbursement and the extent of marketing efforts by third-party distributors or agents that we retain. We cannot assure you that our products will receive market acceptance in a commercially viable period of time, if at all. In addition, some of our products may be regulated as narcotic agents, which will carry stringent record-keeping obligations, strict storage requirements and may impose other limitations on the availability of these products, which could limit the commercial use of these products.

If the medical community and patients do not ultimately accept our products as being safe and effective, we may not recover our investment.

The continuing consolidation of the wholesale drug distribution and retail pharmacy industries may adversely affect our ability to successfully market our products.

The network through which we would plan to sell our products is continuing to undergo significant consolidation marked by mergers and acquisitions among wholesale distributors and the growth of large retail drug store chains. As a result, a small number of large wholesale distributors control a significant share of the market, and the number of independent drug stores and small drug store chains has decreased. We must compete with sellers of other drugs to establish and maintain distribution channels for our products. We expect that consolidation of drug wholesalers and retailers will increase pricing and other competitive pressures on drug manufacturers, including us.

Actions taken by federal and/or state governments with regard to health care reform could have a material adverse effect on our business and our prospects.

Government, private insurers and other third-party payers are increasingly attempting to contain health care costs by (i) limiting both coverage and the level of reimbursement for new products approved for marketing by the FDA or equivalent governing bodies, (ii) refusing, in some cases, to provide any coverage for uses of approved products for indications for which the FDA or an equivalent governing body has not granted marketing approval, and (iii) requiring or encouraging, through more favorable reimbursement levels or otherwise, the substitution of generic alternatives to branded products. Demand for products and the prices we could charge may be influenced by other factors, including:

•	the potential for the U.S. to allow the importation or re-importation of drugs from lower cost countries such as Canada, Mexico and others;

•	the trend toward managed health care in the U.S.;

•	the growth of organizations such as HMOs, managed care organizations and pharmacy benefit managers;

•	legislative proposals to reform health care and government insurance programs; and

•	price controls and non-reimbursement of new and highly priced medicines for which the economic therapeutic rationales are not established.

Third-party payers may attempt to control costs further by selecting exclusive providers of their pharmaceutical products. If third-party payers were to make this type of arrangement with one or more of our competitors, they would not reimburse patients for purchasing our competing products. If government and third-party payers do not provide adequate coverage and reimbursement levels for users of our products, the market acceptance of these products could be adversely affected.

The prices we may charge for our products and the level of third-party reimbursement may decrease and our revenues could decrease.

Our ability to commercialize products successfully depends in part on the price we may be able to charge for our products and on the extent to which reimbursement for the cost of our products and related treatment will be available from government health administration authorities, private health insurers and other third-party payers. Government officials and private health insurers are increasingly challenging the price of medical products and services. Significant uncertainty exists as to the pricing flexibility distributors will have with respect to, and the reimbursement status of, newly approved health care products.

In the U.S., for instance, we expect that there will continue to be a number of federal and state proposals to implement government control of pricing and profitability of prescription pharmaceuticals. Government imposed controls could decrease the price we receive for products by preventing the recovery of development costs and an appropriate profit margin. Any of these cost controls could have a material adverse effect on our ability to make a profit. Furthermore, federal and state regulations govern or influence the reimbursement to health care providers in connection with medical treatment of certain patients. If any actions are taken by federal and/or state governments, they could adversely affect the prospects for sales of our products.

The use of our products may be limited or eliminated by professional guidelines which would decrease our sales of these products and, therefore, our revenue and cash flows.

In addition to government agencies, private health/science foundations and organizations involved in various diseases may also publish guidelines or recommendations to the healthcare and patient communities. These private organizations may make recommendations that affect the usage of therapies, drugs or procedures, including products developed by us. These recommendations may relate to matters such as usage, dosage, route of administration and use of concomitant therapies. Recommendations or guidelines that are followed by patients and healthcare providers and that result in, among other things, decreased use or elimination of products developed by us could have a material adverse effect on our revenue and cash flows.

Our products may be subject to recall.

Product recalls may be issued at our discretion or by the FDA, the Federal Trade Commission (the “FTC”) or other government agencies having regulatory authority for product sales. Product recalls, if any in the future, may harm our reputation and cause us to lose development opportunities, or customers or pay refunds. Products may need to be recalled due to disputed labeling claims, manufacturing issues, quality defects, or other reasons. We do not carry any insurance to cover the risk of potential product recall. Any product recall could have a material adverse effect on us, our prospects, our financial condition and results of operations.

If we fail to comply with environmental laws and regulations, animal testing laws and regulations, or face related litigation, our costs may increase or our revenues may decrease.

We may incur substantial costs to comply with requirements of environmental and animal testing laws and regulations. In addition, we may discover currently unknown problems or conditions related to these areas. We are subject to significant national, state and foreign environmental laws and regulations that govern the discharge, emission, storage, handling and disposal of a variety of substances that may be used in or result from our operations. We are also subject to significant national laws and regulations governing animal testing as well as risks related to activities of animal activism groups. Environmental and animal testing laws and regulations are not as extensive in certain other countries as they are in the U.S. These regulations may become significantly more stringent in the future. If any of our plants, other facilities or contractors’ facilities are shut down, we will continue to incur costs in complying with regulations, appealing any decision to close our facilities, maintaining production at our existing facilities and continuing to pay labor and other costs that continue even if the facility is closed. As a result, our overall operating expenses will increase and our profits will decrease.

We are dependent on third parties to supply all raw materials used in our products and to provide services for the core aspects of our business. Any interruption or failure by these suppliers, distributors and collaboration partners to meet their obligations pursuant to various agreements with us could have a material adverse effect on our business, profitability and cash flows.

We rely on third parties to supply all raw materials used in our products. In addition, we rely on third-party suppliers, distributors and collaboration partners to provide services for many aspects of our business, including compound and drug synthesis, formulation, manufacturing, warehousing, medical affairs services, clinical studies and other technical and financial services. All third-party suppliers and contractors are subject to FDA, and potentially DEA, requirements. Our business and financial viability are dependent on the regulatory compliance of these third parties, and on the strength, validity and terms of our various contracts with these third-party suppliers, distributors and collaboration partners. Any interruption or failure by these suppliers, distributors and collaboration partners to meet their obligations pursuant to various agreements with us could have a material adverse effect on our business, financial condition, profitability and cash flows.

Risks Related to Intellectual Property

We depend upon our intellectual property to finance, develop and commercialize our products, and would be adversely affected if our intellectual property is inadequately protected or superseded by other technology.

Like other companies in the pharmaceutical industry, we place considerable importance on obtaining protection for our technologies, products and processes. In cases in which we license intellectual property from third parties, we depend upon protection of that intellectual property by those third parties as well. Our success will depend on obtaining, maintaining and enforcing protection for products under U.S. and foreign patent laws and other intellectual property laws, preserving the confidentiality of our trade secrets and operating without infringing the proprietary rights of third parties.

Some of our patents are “method of use” patents for compounds for which a “composition of matter” patent would not be available. When a drug is being developed for a new indication, a new combination or a new dosing regimen, it is not a candidate for a “composition of matter” patent. Also, some of our patents are “method of use” whose “composition of matter” patent may have expired. There is a risk that these “use” patents may not provide significant patent protection. We have taken and may, in the future, take steps to enhance our patent protection, but we cannot assure you that these steps will be successful or, that if unsuccessful, our patent protection will be adequate.

Through license agreements, we seek to acquire the right to use the technology covered by issued patents and patent applications, as well as additional intellectual property and know-how that could be the subject of further patent applications in the future. We also seek to protect the technology generated by our own research and development efforts through the patent application process. Patents may not be issued from these applications and issued patents may not give us adequate protection. Issued patents may be challenged, invalidated, infringed or circumvented, and any rights granted may not provide us with competitive advantages. Parties not affiliated with us have obtained or may obtain U.S. or foreign patents or possess or may possess proprietary rights relating to products being developed or to be developed by us. Patents now in existence or hereafter issued to others may adversely affect the development or commercialization of products developed or to be developed by us. Our planned activities may infringe patents owned by others.

We also rely upon trade secret protection for our confidential and proprietary information. Others may independently develop substantially equivalent proprietary information and techniques or gain access to our trade secrets or disclose our technology. We may not be able to meaningfully protect our trade secrets which could limit our ability to exclusively produce products.

We require our employees, consultants, members of the scientific advisory board and parties to collaborative agreements to execute confidentiality agreements upon the commencement of employment or consulting relationships or in collaboration with us. These agreements may not provide meaningful protection of our trade secrets or adequate remedies in the event of unauthorized use or disclosure of confidential and proprietary information.

We could incur substantial costs defending our patents against infringement or pressing infringement claims against others.

The defense and prosecution of patent suits are both costly and time-consuming, even if the outcome is favorable to us. The expenses associated with such proceedings can be prohibitive. We could incur substantial costs, including large amounts of management’s time, defending infringement suits brought against us or any of our licensors or in asserting any infringement claims that we may have against others. We could also incur substantial costs in connection with any suits relating to matters for which we have agreed to indemnify our licensors or distributors. An adverse outcome in any litigation could have a material adverse effect on our ability to sell products or use patents in the future.

There is an inherent unpredictability in obtaining and enforcing patents outside the U.S. An adverse outcome in the defense of a patent suit could subject us to significant liabilities to third parties or require us to license rights from third parties or to cease selling our products. These licenses may not be made available on terms acceptable to us, or at all. If we are required to, and do not obtain any required licenses, we could be prevented from, or encounter delays in, developing, manufacturing or marketing one or more products.

Although we believe that our products and other proprietary rights do not infringe the proprietary rights of third parties, we cannot assure you that third parties will not assert infringement claims against us in the future. We cannot assure you that competitors will not intentionally infringe our patents.

Certain Risks Related to the Securities

We cannot predict our future capital needs and we may not be able to secure additional financing which could affect our ability to operate as a going concern

We will need additional financing to continue to fund the research and development of our products and to generally expand and grow our business. Our needs may depend on the magnitude and scope of drug development activities, the progress and the level of success in our clinical trials, the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of existing collaboration and licensing arrangements, the establishment of additional collaboration and licensing arrangements and, if by us, the cost of manufacturing scale-up and development of marketing activities.

To the extent that we will be required to fund operating losses, our financial position would deteriorate. There can be no assurance that we will be able to find significant additional financing at all or on terms favorable to us. If adequate financing is not available, we may be required to delay, scale back or eliminate some of our research and development programs, to relinquish rights to certain technologies or products, or to license third parties to commercialize technologies or products that we would otherwise seek to develop ourselves. If additional funds are raised through the incurrence of debt, we may be subject to restrictions on our operations and finances. Furthermore, if we do incur additional debt, we may be limiting our ability to repurchase capital stock, engage in mergers, consolidations, acquisitions and asset sales, or alter our lines of business or accounting methods, even though these actions could otherwise benefit our business.

We expect to engage in capital raising activities which will dilute your stock ownership and could affect our stock price.

The Company expects to raise capital through a private placement of its Common Stock. The sale of those shares will have a dilutive effect on your percentage of ownership of Innovate’s stock. The market price of our Common Stock could fall in response to the sale of such a large number of shares, or the perception that sales of a large number of shares could occur.

As of April 26, 2005, we had 17,953,242 shares of Common Stock outstanding and had issued a five- year warrants to purchase up to 1,000,000 shares of Common Stock at $1 a share.

The price of our Common Stock is likely to be volatile and subject to wide fluctuations.

The market price of the securities of biotechnology companies has been especially volatile. Thus, the market price of our Common Stock is likely to be subject to wide fluctuations. If our revenues do not grow or grow more slowly than we anticipate, or, if operating or capital expenditures exceed our expectations and cannot be adjusted accordingly, or if some other event adversely affects us, the market price of our Common Stock could decline. In addition, if the market for pharmaceutical and biotechnology stocks or the stock market in general experiences a loss in investor confidence or otherwise falls, the market price of our Common Stock could fall for reasons unrelated to our business, results of operations and financial condition. The market price of our stock also might decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. If we were to become the subject of securities class action litigation, it could result in substantial costs and a diversion of management's attention and resources.

Low trading volumes of our Common Stock might increase the price volatility of our Common Stock.

Although we intend to apply to have our shares listed on the Nasdaq National Market (the “Listing”), there can be no assurance that this listing will occur. Innovate Common Stock is traded on the OTCBB. To date, the trading volume of our Common Stock has been very limited. Limited trading volume creates the potential for significant changes in the trading price of the Common Stock as a result of relatively minor changes in the supply and demand of such stock. While we expect that the trading volume of our Common Stock will increase as a result of the Listing, if it should occur and the private placement in which we are engaged, there can be no assurance that the trading volume will increase or, if it does increase, that any such increase in trading volume will be sustained.

We need to appoint independent directors and form certain board committees before we will be able to satisfy certain corporate governance requirements for listing our securities on a national stock exchange or the NASDAQ National Market or Small Cap exchanges.

In order for our securities to be listed on a national stock exchange or the NASDAQ National Market or Small Cap exchanges, a majority of our directors must be independent directors, and that is not presently the case. We intend to recruit independent directors and to form an Audit Committee comprised of those directors. In addition, certain compensation matters must be determined either by independent directors or by a Compensation Committee consisting (with limited exceptions) only of independent directors, and nominations of Board members must be determined either by independent directors or by a Nominating Committee consisting (with limited exceptions) only of independent directors. We do not currently have a Compensation or a Nominating Committee. We intend to make appropriate adjustments to our Board of Directors and Board Committees in compliance with federal requirements, although there can be no assurance that we will succeed in implementing those improvements in our corporate governance, or find individuals who are willing to serve as independent directors or qualified to do so.

We will encounter significant financial and operating risks if we grow our business through acquisitions.

As part of our growth strategy, we may seek to acquire or invest in complementary or competitive businesses, products or technologies. The process of integrating such acquired assets into our operations may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of our business. We may allocate a significant portion of our available working capital to finance all or a portion of the purchase price relating to possible acquisitions although we have no immediate plans to do so. Any future acquisition or investment opportunity may require us to obtain additional financing to complete the transaction. The anticipated benefits of any acquisitions may not be realized. In addition, future acquisitions by us could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, any of which could materially adversely affect our operating results and financial position. Acquisitions also involve other risks, including entering markets in which we have no or limited prior experience.

A small number of shareholders currently have the ability to determine the outcome of any matter requiring a stockholder vote, including the election of directors.

As of April 26, 2005 there is one owner of record of approximately 16,000,000 89% of the outstanding shares of our Common Stock. Therefore, other investors' ownership of Common Stock will not provide them with any ability to determine the outcome of matters requiring a stockholder vote, including the election of directors, and any merger, consolidation or sale of all or substantially all of the Company's assets. Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company or a merger, consolidation, takeover or other business combination involving the Company or discouraging a potential acquirer from attempting to obtain control of the Company.

Item 2. Description of Property.

Our principal executive offices are located at 712 Fifth Avenue, 19th Floor, New York, New York, 10019-4108. Our telephone number is 646- 723-8944. We also have offices at Savannah House 5th Floor 11-12 Charles II Street, London SW1Y 4QU UK. Our telephone number is +44 (0) 207 451 2478. We lease our offices in New York and London from Bioaccelerate Holdings, Inc. on a month-to-month basis for aggregate monthly rents of approximately $9,000.

Item 3. Legal Proceedings.

The Company is not aware of any current or pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

On September 28, 2004, Innovate shareholders agreed to change the Company’s name from Hampton Berkshire Insurance and Financial, Inc. to Innovate Oncology, Inc. and to effect a 3.8-to-1 reverse stock split of Hampton shares outstanding as of that date.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our Common Stock is traded in the Over-The-Counter (“OTC”) market and quoted on the Electronic Bulletin Board (the “Bulletin Board”) under the symbol OTCBB: IOVO. The trading volume of our Common Stock is limited. This limited trading volume creates the potential for significant changes in the trading price of the common stock as a result of relatively minor changes in the supply and demand. It is likely that trading prices will fluctuate in the future without regard to our business activities.

The following table presents the high and low bid quotations for our Common Stock as reported by the OTCBB. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions. There has been no solicitation of the sale or purchase of the Common Stock. The price for the Common Stock has approximately ranged in price as follows:

2004	HIGH	LOW
First quarter ended March 31, 2004	0.04	0.04
Second quarter ended June 30, 2004	0.04	0.04
Third quarter ended September 30, 2004	0.04	0.04
Fourth quarter ended December 31, 2004	3.50	2.50

Prior to October 1, 2004, the Company traded as Hampton Berkshire Insurance and Financial, Inc. On September 28, 2004, as part of the Company’s acquisition agreement with Hampton, the Company enacted a 3.8-for-1 reverse stock split that applied to all Hampton common stock outstanding as of that date.

STOCKHOLDERS

As at April 26, there are approximately 711 shareholders of record of our Common Stock.

DIVIDENDS

The Company has not paid any dividends to date and does not plan to pay dividends in the foreseeable future.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements, including the notes to those statements, which are included in Item 7 of this Form 10-KSB and in conjunction with the sections of Item 1 of this Form 10-KSB titled “Forward-Looking Statements” and “Certain Risk Factors.” Historical results and percentage relationships set forth in the audited consolidated financial statements, including trends that might appear, should not be taken as indicative of results of future operations.

INNOVATE MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Innovate Oncology acquires, develops and seeks to commercialize products to treat various types of cancer. We pursue a strategy of acquiring promising product candidates at the early- to mid-stage of development, selectively licensing technology and establishing strategic collaborations to advance our product pipeline. This collaborative network of third-party experts develops and tests drug candidates on a contract basis rather than doing that work in-house ourselves. Our management believes that a streamlined infrastructure offers a lower risk business model and creates an efficient and cost-effective route from compound discovery to a commercialized product. Any planned future expansion will reflect this business philosophy. We will add selectively to our infrastructure in a carefully targeted way to preserve the scale of the organization and maintain maximum flexibility in planning, selection and use of resources.

The global market for cancer therapeutics was valued at $38.5 billion in 2003, according to Reuters Business Insight, and is projected to grow to $53.1 billion by 2009. Our product portfolio is poised to take advantage of that market opportunity with compounds that may be used to treat multiple forms of cancer, including three of the most prevalent: breast, prostate and colon cancer. Our pipeline of 10 drugs consists of six drug candidates in or beginning clinical trials and four in the pre-clinical stage of development.

The portfolio of six clinical candidates includes two new chemical entities (“NCE”), which may offer the greatest commercial potential, but also carry the highest risk precisely because of their novelty. The portfolio’s therapeutic switch has the advantage of being a proven drug, but one that we believe may have medical and market value that isn’t realized fully by its current use. Like a therapeutic switch, reformulating existing, FDA-approved compounds offers lower risk to the Company because it’s less expensive to develop. We also have two compounds in pre-clinical development. We believe this diversified approach balances the risks and rewards inherent in each drug candidate and its particular development program.

Our portfolio is characterized by compounds that have multiple mechanisms of action, which we believe may substantially increase a compound’s clinical efficacy. Also, several of these products are lead compounds derived from novel technologies with the potential for follow-on compounds to be developed into separate products for related indications.

Plan of Operation

We have developed operational and strategic plans for the business based upon funding that supports these plans. One step toward securing that funding will be in the form of a private placement of our stock in which we expect to raise between $20 million and $30 million. We anticipate that this capital will provide funding for approximately two years. There can be no assurance that such funding will be available on acceptable terms or at all or in a timely fashion to meet our development commitments . The funding we seek in that anticipated private placement reflects our desire to continue current product programs and to expand those programs. Our current cash and financing relies solely on a $5 million secured credit facility provided by our largest shareholder, Bioaccelerate Holdings, Inc., and is subject to conditions (See “Item 12 on page 24). We expect that funding to sustain us for 12 months.

Development Timeline Forecast: Clinical Candidates

	Q1 2005	Q2	Q3	Q4	Q1 2006	Q2	Q3	Q4

INOC-001 Chemo-resistance Inhibitor	P I/ II	P II					NDA/ Market (reviewing trial data)
INOC-002 Chemotherapy Potentiator		IND	P II				P III (if necessary)
INOC-003 Targeted Ruthenium Complex		P II						P3
INOC-005 Capridine Beta			IND	P I		P II
INOC-009 Oral Paclitaxal Formulation				IND	P I		P II
INOC-010 Polymer-formulated Camptothecin				IND	P I		P II

Focus of Resources

We plan to invest the majority of our capital and other resources in several specific areas to increase our chances for success and achieve value for shareholders. We will focus our activities in three clinical areas and will adjust the strategic approach in each area to maximize the benefits for Innovate. The following three compounds in clinical development will be our main focus in the next 12 months: INOC-001 for pancreatic cancer; INOC-003 for colon and other types of cancer; and INOC-005 for treatment of prostate cancer and other types of cancer.

INOC-OO1: Pancreatic Cancer

We are testing our lead compound, INOC-001, as a treatment for pancreatic cancer, which is one of the most lethal types of cancer. In the U.S., approximately 32,180 patients will be diagnosed with disease in 2005, according to the American Cancer Society, and 31,800 of the patients currently living with the disease will die from it. This product has just demonstrated notable survival benefit in an extended Phase I/II trial. For the treatment group of patients with advanced pancreatic cancer, the 50% probability of survival was increased to an average of 15 months from an historic average of 7.5 months. Based on these encouraging clinical results, we believe this compound may have substantial commercial value as well. If the Phase II clinical trials planned for this year confirm the magnitude of survival demonstrated in Phase I/II it may be feasible to submit a new drug application in late 2006
T he molecule is a therapeutic switch of a drug currently marketed in Germany and several Eastern European countries as an anti-viral. It has, however, never been developed for any indication in the U.S. or other major markets. We own the exclusive patent rights to market the drug in the U.S. and Canada with our partner.

INOC-003: Liver Cancer

This new chemical entity is being developed to treat various types of cancer. This drug’s unique mechanism of action involves targeted accumulation in tumor cells leading to program cell death. In pre-clinical studies, the compound has demonstrated efficacy in lung, liver and colorectal cancer, among others. While the Company believes this drug candidate may have the potential to treat several types of cancer, it intends to test INOC-003 to treat liver cancer, in part because it is an unmet need. Liver cancer is the third most common cause of death from cancer globally, accounting for 10.4% of approximately 56 million deaths from cancer in 2000, according to the World Health Organization’s World Cancer Report.

INOC-005: Prostate Cancer

This NCE is being tested for treatment of advanced prostate cancer. In pre-clinical development, INOC-005 also showed activity against leukemia, melanoma, lung, colon, ovarian, renal and bladder cancer. Toxicology studies indicate that this compound may have lower bone marrow toxicity. In 2003, approximately 300,000 men in the seven major market countries (U.S., France, Germany, Italy, Spain, Japan and the UK) were diagnosed with prostate cancer; the total patient population was 1,774,000, according to Reuters Business Insight. The Company expects to file an IND application in the third quarter of 2005 to conduct Phase I clinical trials for advanced prostate cancer.

New Products

We will continue to search for opportunities to license-in potentially valuable products at the early to middle stages of development and will balance those products with longer-term development opportunities.

Licensing and Partnering Opportunities

Our business depends on our ability to generate revenue from out-licensing income and other types of revenue-sharing partnerships with large pharmaceutical companies. At this time, none of our products are developed to the point where we could take advantage of out-licensing or partnering opportunities. We aim to have partners by the end of 2006 for several drug candidates that are currently in clinical trials.

Organizational Development

We are in the process of recruiting a Chief Executive Officer to replace Dr. Nigel R. Rulewski, who will become a non-executive director of the Company. We have identified and made an offer to another experienced pharmaceutical industry executive who will oversee further staff development. Subject to adequate funding, we foresee the new Chief Executive Officer recruiting an experienced core group of pharmaceutical professionals to join our current team.

Infrastructure

No significant investment is expected to be required in the physical infrastructure of the offices in New York and London.

Summary

While it is essential that we raise additional funding to execute our development plans, we believe our portfolio balances relatively lower and higher risk drug candidates and the corresponding commercial upside those risks and investments represent. Many of the compounds in our pipeline have shown evidence of multiple drug applications and may target underserved markets in oncology. Also, we believe our business strategy of third-party contracts mitigates against risks associated with unexpected issues that may arise and allows us to respond with versatility and creativity to changing conditions.

Item 7. Financial Statements.

The information required by this item is included in this report beginning on Page 26.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

As of March 17, 2005 the Company terminated its former independent auditor, Robison, Hill & Co. and appointed new auditors. The decision to terminate the relationship with Robison, Hill & Co. was the result of the change in control of the Company following the Company’s acquisition of Innovate Oncology, Inc., a Delaware company.

Contemporaneous with the termination of its relationship with Robison, Hill & Co., the Company retained Cacciamatta Accountancy Corporation ("Cacciamatta") as its independent auditors. Cacciamatta's address is 18881 Von Karman, Suite 1550, Irvine, CA 92612. The Company’s Board of Directors approved the appointment of Cacciamatta as its independent accountants on November 8, 2004.

Item 8A. Controls and Procedures.

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Report on Form 10-KSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

(i) this Report on Form 10-KSBcontains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report on Form 10-KSB, and

(ii) the financial statements, and other financial information included in this Report on Form 10-KSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in Report on Form 10-KSB.

There have been no significant changes in the Company's internal controls over financial reporting or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Name	Age	Title
Dr. Nigel J. Rulewski	55	Chief Executive Officer and Director
Alan Bowen	62	Chief Financial Officer and Director
Kevin Bilyard	47	Chief Science Officer
Dr. Austin Bailey	40	Vice President of Development
Dr. Frank Armstrong	48	Director
Linden J Boyne	61	Secretary

DR. NIGEL J. RULEWSKI CHIEF EXECUTIVE OFFICER AND DIRECTOR

Dr. Nigel Rulewski has more than 25 years of clinical and regulatory expertise in drug development, including licensing, registration strategy, FDA presentations and approval negotiations as medical director at companies such as AstraZeneca and Fisons Plc. Dr. Rulewski was Chief Medical Officer and a member of the board of directors at Procept, Inc. from 1998 to 2000. He held the position of Vice President-Medical Affairs at Astra USA, Inc. (now AstraZeneca) from 1990 to 1998, where his responsibilities included reviewing compounds to be in-licensed, negotiating agreements for worldwide or U.S. development rights and evaluating biotechnology companies for acquisition or partnership. In his role as Medical Director for International Operations at UK-based Fisons from 1985 to 1987, Dr. Rulewski's responsibilities included established medical departments for territories including South America, Japan and Israel He conducted and managed clinical research teams in areas including cardiovascular, respiratory drugs and devices, neurology and AIDS. Dr. Rulewski earned his medical degree at the University of London, St. Bartholomew's Hospital Medical School in 1977 and practiced medicine for seven years. He is also a Director of Bioaccelerate
Holdings, Inc. (OTCBB: BACL).

ALAN BOWEN, CHIEF FINANCIAL OFFICER AND DIRECTOR

Alan Bowen, a mathematics graduate from Birmingham, University, is the CFO of Innovate Oncology, Inc. Mr. Bowen has extensive financial experience and has worked as senior executive and director of various UK-based corporations including, Unilever, British Shoe Corp., and NSS Newsagent Plc. Mr. Bowen is also on the Board of Directors of Sterling FCS Ltd.

DR. AUSTIN BAILEY, VICE PRESIDENT OF DEVELOPMENT

Dr. Austin Bailey has more than 12 years of experience in biopharmaceutical research in oncology and infectious diseases. He is an expert in formulations development for small-molecule drugs, peptides, oligonucleotides, plasmid DNA, and proteins. Applications of his work have encompassed liposomal drug delivery, non-viral gene therapy, polymer-based formulations, and cancer vaccine development. Dr. Bailey has held formulation development and project management positions at GeneMedicine Inc., ValiGen US Inc., Biomira USA, Genta Inc. and Medical Action Communications (Quintiles). He has authored more than 15 peer-reviewed articles on topics ranging from the biophysical characterization of lipids and polymers to application in drug delivery. He is an inventor on several patents in the field of liposomal drug delivery

KEVIN BILYARD, CHIEF SCIENCE OFFICER

Kevin Bilyard has more than 20 years of experience in drug discovery, product development, licensing strategy and corporate development at major pharmaceuticals, including Zeneca Pharmaceuticals and GlaxoSmithKline. Prior to joining Innovate Mr. Bilyard was Managing Director of Development & Management Resources Ltd., a UK-based consulting firm that provides business development and project management services to early- stage biotechnology and pharmaceutical companies. From 1996 to 2000 Mr. Bilyard was Product Development Director and then Corporate Development Director at Quadrant Healthcare, a drug delivery biotechnology company. He held a variety of senior management positions at Zeneca Pharmaceuticals (now AstraZeneca, NYSE: AZN) between 1989 and 1996. As International Marketing Manager, Mr. Bilyard planned an initiative that reduced the average drug development time to 5 years from the previous norm of 10 years or more. As international medical planning manager, he developed a template to improve the efficiency and increase the capacity of early-stage development projects, allowing more drug candidates to progress to the critical early clinical decision stage. Mr. Bilyard earned a Ph.D. in Medicinal Chemistry from University of London-University College in 1981 and is also a Director of Bioaccelerate Holdings Inc (OTCBB: BACL).

DR. FRANK ARMSTRONG, DIRECTOR

Dr. Frank Armstrong has 19 years of experience in all aspects of drug evaluation, development, commercialization and drug portfolio management as well as corporate management as chief executive officer of small pharma companies. Prior to joining Innovate, from May 2003 to October 2004 Dr. Armstrong was Chief Executive Officer of Provensis, a British Technology Group company (LSE: BTG) that is developing a product for the treatment of varicose veins. He was Chief Executive Officer of Phoqus, a private drug delivery company from March 2002 to April 2003. Dr. Armstrong was Head of Worldwide Product Development for Bayer AG (NYSE: BAY) from May 1998 December 2001 and Senior Vice President Medical Research and Communications Group, Zeneca Pharmaceuticals (now AstraZeneca, NYSE:AZN), based in Germany. During his career, Dr. Armstrong led the development and regulatory approval of new drug applications in the U.S. and Europe as well as supplementary submissions for new chemical entities and marketed products across a broad range of therapeutic areas. Dr. Armstrong holds degrees in Biochemistry and Medicine from the University of Edinburgh in Scotland; he is an elected Fellow of the Royal College of Physicians and an elected Fellow of the Faculty of Pharmaceutical Medicine. Dr. Armstrong is also a director of CuraGen Corporation (Nasdaq: CRGN) and Bioaccelerate Holdings, Inc. (OTCBB: BACL).

LINDEN BOYNE, SECRETARY

Linden Boyne joined NSS Newsagents plc in 1973 as a Regional Manager in charge of 220 stores. He was subsequently appointed to the Board in 1978 and became Retail Managing Director in 1990 with responsibility for 550 branches. Mr. Boyne resigned from NSS Newsagents in 1986 when the Group was taken over by Gallaghers. Since 1991 he has been Secretary at a number of companies. Mr. Boyne is also on the Board of Directors of Bioaccelerate Holdings, Inc. (OTCBB BACL), Enhance Biotech, Inc. (EBOI.PK), Electronic Game Card, Inc. (OTCBB: EGMI) and Advance Nanotech, Inc. (OTCBB: AVNA).

Form 3 Statements of Initial Beneficial Stock Ownership have not yet been filed for Dr. Nigel J. Rulewski, Alan Bowen, Linden Boyne, Dr. Austin Bailey, Kevin G. Bilyard and Dr. Frank M. Armstrong.

The Company plans to adopt a code of ethics for its principal executive and financial officers and will file it on Form 8-K promptly.

Item 10. Executive Compensation.

Nil

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of Common Stock, as of April 26, 2005, by
(i) each person who is known by the Company to beneficially own 5% or more of the Common Stock, (ii) each director or executive officer of the Company, and (iii) all directors and executive officers of the Company as a group.

Name and Address of Beneficial Owner	Beneficial Ownership of Stock	Current Percentage of Ownership (1)
Bioaccelerate Holdings, Inc. 712, Fifth Avenue,19th Floor New York, New York 10019	15,900,000	88.6%
Dr. Nigel J. Rulewski 25 Bird Hill Wellesley, MA 02481	Nil	Nil
Alan Bowen Savannah House 11-12 Charles II Street, 5th Floor London SW1Y 4QU UK	Nil	Nil
Linden Boyne Savannah House 11-12 Charles II Street, 5th Floor London SW1Y 4QU UK	Nil	Nil
Dr. Austin Bailey 205 Hudson St. Apt. 906 Hoboken, NJ 07030	Nil	Nil
Kevin G. Bilyard 22 Broadwalk Wilmslow Cheshire SK9 5PL UK	Nil	Nil
Dr. Frank M. Armstrong Shanagarry, 5 South Park Drive Gerrards Cross SL9 8JJ. UK	Nil	Nil
All Executives and Directors as a group	Nil	Nil

(1)
Based on a total of 17,953,242 shares of Common Stock issued and outstanding as of April 26, 2005. In accordance with SEC rules, each person’s percentage interest is calculated by dividing the number of shares that person beneficially owns by the sum of (a) the total number of shares outstanding on April 26, 2005 plus (b) the number of shares such person has the right to acquire within sixty (60) days of April 26, 2005.

(2)	Dr. Nigel J. Rulewski is Chief Executive Officer and a Director of the Company.
(3)	Alan Bowen is Chief Financial Officer and a Director of the Company.
(4)	Linden Boyne is Secretay of the Company
(5)	Dr. Austin Bailey is Vice President of Development.
(6)	Kevin G. Bilyard is the Chief Science Officer of the Company.
(7)	Dr. Frank M. Armstrong is a Director of the Company.

Item 12. Certain Relationships and Related Transactions.

In addition to being the largest stockholder, Bioaccelerate has provided a secured loan to the Company. A Funding Agreement dated July 22, 2004 provided a credit facility of up to $5 million. The outstanding amount bears interest at the applicable federal rate (the base interest rate), as defined under section 1274(d) of the Internal Revenue Code of 1986, as amended ( the “Code”) payable on maturity or on earlier redemption. The maturity date shall be the earliest of (i) the date when a change of control or a placement of shares raising $10,000,000 or more for the Company occurs (ii) an event of default occurs. As an inducement to Bioaccelerate to provide the credit facility, the Company issued 1,000,000 five-year warrants to Bioaccelerate to purchase shares of the Company’s Common Stock at an exercise price of $1.00 per share.

The Company leases 200 square feet in each of its office facilities in New York and London from Bioaccelerate Holdings, Inc. on a month-to-month basis for aggregate monthly rents of approximately $9,000.

Bioaccelerate has entered into various drug development and licensing agreements with leading medical research, academic and private pharmaceutical companies. Bioaccelerate assigned these agreements to Innovate as part of an obligation that included granting six clinical and up to two pre-clinical compounds from Bioaccelerate’s drug portfolio.

The following officers and directors of the Company are also officers and directors of Bioaccelerate Holdings, Inc.: Dr. Nigel J. Rulewski, Linden J Boyne, Kevin G. Bilyard and Dr. Frank Armstrong.

Item 13. Exhibits.

The following documents are filed as part of this report:

Exhibit 2.1	Acquisition Agreement between and among Hampton Berkshire Insurance and Financial, Inc. and Innovate Oncology, Inc. dated August 23, 2004
Exhibit 3.1(i)	Amended Articles of Incorporation
Exhibit 3.1 (ii)	By-laws
Exhibit 16.1	Letter on change in certifying accountant incorporated by reference to Form 8-K filed March 24, 2005
Exhibit 21.1	Subsidiaries of the Company
Exhibit 23.1	Consent of Cacciamatta Accountancy Corporation
Exhibit 31.1	Certification of Nigel J. Rulewski, Chief Executive Officer, pursuant to Rule 14(a) or Rule 15(d) adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Alan Bowen, Chief Financial Officer, pursuant to Rule 14(a) or Rule 15(d) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Nigel J. Rulewski, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of Alan Bowen, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

Item 14, Principal Accountant Fees and Services

The Company’s principal accountants Robison Hill & Co. (“ RHCO”), until March 17, 2005 and Cacciamatta Accountancy Corporation (“CAC”), since that date billed fees for their services to the Company for fiscal 2004 as follows: RHCO none and CAC $35,000 for audit and audit related services. No fees were billed by the principal accountants for tax or other services.

PRE-APPROVAL POLICIES AND PROCEDURES

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approve all services to be provided by Cacciamatta Accountancy Corporation and the estimated fee related to these services.

 Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized on May 5, 2005.

Innovate Oncology, Inc.

By: /s/ Dr. Nigel J. Rulewski
       Dr. Nigel J. Rulewski
       Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated.

By: /s/ Dr. Nigel J. Rulewski
       Dr. Nigel J. Rulewski
       Chief Executive Officer and Director
       May 5, 2005

By: /s/ Alan Bowen
       Alan Bowen
       Chief Financial Officer and Director
       May 5, 2005

By: /s/ Kevin G. Bilyard
       Kevin G. Bilyard
       Chief Science Officer
       May 5, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Innovate Oncology, Inc.

We have audited the accompanying consolidated balance sheet of Innovate Oncology, Inc. (a Development Stage Company) as of December 31, 2004, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the period from July 21, 2004 (Inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Innovate Oncology, Inc. as of December 31, 2004, and the results of its consolidated operations and its cash flows for the period from July 21, 2004 (Inception) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans regarding this uncertainty are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      /s/ CACCIAMATTA ACCOUNTANCY CORPORATION

Irvine, CA
April 8, 2005

Innovate Oncology, Inc.
(A Development Stage Company)
Consolidated Balance Sheet

December 31, 2004
ASSETS
Current Assets
Prepaid expenses	$42,106

$42,106

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accrued expenses	$35,000
Amount due to related party	70,000
Note due to related party	1,057,143
1,162,143

STOCKHOLDERS' DEFICIT
Preferred stock, 25,000,000 shares authorized; none issued and outstanding
Common stock, par value $.001; 125,000,000 shares authorized 17,953,242 issued and outstanding	17,953
Additional paid in capital	(17,953)
Accumulated deficit during development stage	(1,120,037)
Total Stockholders' deficit	(1,120,037)
$42,106

The accompanying notes are an integral part of these financial statements.

Innovate Oncology, Inc.
(A Development Stage Company)
Consolidated Statement of Operations

From inception (July 21, 2004) to December 31, 2004
Costs and expenses

Research and development	$892,632
General and administrative	227,405
Net loss	(1,120,037)
Foreign currency translation adjustments	--
Total comprehensive loss	$(1,120,037)

Net loss per share, basic and diluted	$(0.06)

Weighted average number of shares outstanding, basic and diluted	17,953,242

The accompanying notes are an integral part of these financial statements.

Innovate Oncology, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Deficit

	COMMON STOCK
	SHARES	AMOUNT	ADDITIONAL PAID IN CAPITAL	ACCUMULATED DEFICIT	OTHER COMPREHENSIVE LOSS	TOTAL STOCKHOLDERS' DEFICIT

Balance at inception	1,453,242	$1,453	(1,453)			$--

Shares issued in reorganization October 01, 2004	16,500,000	$16,500	(16,500)			--

Net loss				(1,120,037)		(1,120,037)
Balance December 31, 2004	17,953,242	$17,953	(17,953)	(1,120,037)	-	$(1,120,037)

The common shares at inception have been adjusted to reflect the 3.8 to 1 reverse share split and the cancellation of 5,026,590 shares.

The accompanying notes are an integral part of these financial statements.

Innovate Oncology, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows

From Inception July 21, 2004 To December 31, 2004

Cash flows from operating activities
Net loss	$(1,120,037)
Adjustments to reconcile net loss to cash used in operating activities	--
Changes in assets and liabilities
Prepaid expenses	(42,106)
Accrued expenses	35,000
Amount due to related party	70,000
Net cash used in operating activities	$(1,057,143)

Cash flows provided by financing activities
Note payable to related party	1,057,143
Net increase in cash and cash equivalents	$--

Cash and cash equivalents at beginning of period	--

Cash and cash equivalents at end of period	$--

Supplemental information

No cash was paid for interest and taxes

The accompanying notes are an integral part of these financial statements.

INNOVATE ONCOLOGY, INC
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Re-organization and Basis of Presentation

Pursuant to an acquisition agreement dated August 23, 2004 between Innovate Oncology, Inc., (“Innovate”) a privately held Delaware corporation, and Hampton Berkshire Insurance and Financial, Inc., (“Hampton”) a Nevada corporation, in exchange for 100% of the outstanding shares of Innovate, Hampton canceled 5,026,590 shares of its common stock, effected a 3.8-for-1 reverse split of its common stock, which reduced its pre-acquisition outstanding common stock to 1,453,242 and issued 16,500,000 shares, including 600,000 shares for consulting services related to the acquisition, to Innovate shareholders. Because Innovate's management and Board of Directors assumed control of the combined entity., the acquisition has been treated as a recapitalization of Innovate and accordingly, the accompanying consolidated financial statements include the historical operations of Innovate and the capital structure of Hampton.. Hampton immediately changed its name to Innovate Oncology, Inc.

Principles of Consolidation

The consolidated financial statements include the accounts of Innovate Oncology, Inc. and its wholly owned subsidiaries: Innovate Oncology, Inc. (a Delaware Corporation) and Innovative Oncology, Ltd. (a United Kingdom Corporation) (collectively, the “Company”). All significant inter-company accounts and transactions have been eliminated.

Going Concern

The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations. However, as of December 31, 2004, the Company did not have significant cash or other material assets, nor did it have an established source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company is presently entirely dependent for its capital requirements on a credit facility of $5 million advanced by its major shareholder, Bioaccelerate Holdings, Inc. (Bioaccelerate). The Company’s future capital requirements will depend upon numerous factors including, but not limited to, continued progress in developing its products, market penetration and profitable operations from the sale of its products. These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a going concern. While members of the Company’s management have been successful in raising capital for other ventures in the past, and plan to raise equity capital for the Company, there can be no assurance that these plans will be achieved on acceptable terms.

Nature of Business

The Company's business strategy is to develop its existing pharmaceutical products, acquire additional pharmaceutical early-mid stage product candidates predominantly in the oncology sector, selectively license its technology and establish strategic collaborations to advance its product pipeline.

Concentrations of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Research and Development

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in accordance with FASB statement No. 2, "Accounting for Research and Development Costs."

Foreign Currency Translation

The Company's primary functional currency is the British Pound. Assets and liabilities are translated using the exchange rates in effect at the balance sheet date. Expenses are translated at the average exchange rates in effect during the year. Translation gains and losses not reflected in earnings are reported in accumulated other comprehensive losses in stockholders' deficit.

Significance of Estimates

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the reported amounts and disclosures contained in these financial statements. Actual results could differ from those estimates.

Stock Based Compensation

The Company has elected to adopt the disclosure only provisions of SFAS No. 148 and will continue to follow APB Opinion No. 25 and related interpretations in accounting for stock options granted to its employees and directors. Accordingly, employee and director compensation expense is recognized only for those options whose price is less than the market value at the measurement date. When the exercise price of the employee or director stock options is less then the estimated fair value of the underlying stock on the grant date, the Company records deferred compensation for the difference and amortizes this amount to expense in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans, over the vesting period of the options.

Stock options and warrants issued to non-employees are recorded at their fair value as determined in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction With Selling Goods or Services, and recognized over the related service period. . During fiscal 2004, the Company issued 1,000,000 common stock warrants at an exercise price of $1 per share expiring July 22, 2009. The value of these warrants is being amortized to expense over their lives using the Black-Scholes pricing model with the following assumptions:60 months expected life, 100% stock volatility, 3.625% risk-free interest rate and no dividends.

Loss per Share

In accordance with SFAS No. 128, Earnings per Share, and SEC Staff Accounting Bulletin (SAB) No. 98, basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Under SFAS No. 128, diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares, such as stock options and warrants, outstanding during the period. Such common equivalent shares have not been included in the computation of net loss per share as their effect would be anti-dilutive.

Numerator -Net loss	$(1,120,037)
Denominator—Weighted average shares outstanding	17,953,242
Net loss per share	$(0.06)
Incremental common shares (excluded from denominator because they are anti-dilutive)
Warrants	1,000,000

Income Taxes

Income taxes are recorded in accordance with SFAS No. 109, Accounting for Income Taxes. This statement requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

The Company is subject to income taxes in the United States of America and the United Kingdom. As of December 31, 2004 the Company had net operating loss carry forwards for income tax reporting purposes of approximately $1,120,000 that may be offset against future taxable income through 2024. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of $392,000, the loss carry-forward is offset by a valuation allowance of the same amount.

Fair Value of Financial Instruments

The Company's financial instruments include cash equivalents and accounts payable. Because of the short-term nature of these instruments, their fair value approximates their recorded value. The Company does not have material financial instruments with off-balance sheet risk.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issues various accounting standards and interpretations that could have an impact on the Company's consolidated financial statements. Recent pronouncements include: FASB Statement 144 - Accounting for the impairment or disposal of long-lived assets; FASB 145 - Rescission of FASB Statements 4, 44 and 64 and amendment of FASB 13; FASB 146 - Costs associated with exit or disposal activities; FASB 148 - Accounting for stock based compensation and FASB 150 - Accounting for certain financial instruments with characteristics of both liabilities and equity. FIN 46 - Consolidation of Variable Interest Entities, an interpretation of ARB 51. Adoption of these standards and interpretations has not had a material effect on the Company's financial condition, results of operations or liquidity.

On December 16, 2004 the FASB issued SFAS No. 123R, “Share-Based Payment,” which is an amendment to SFAS No. 123, “Accounting for Stock-Based Compensation.” This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires such transactions be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. This new standard is effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after June 15, 2005, December 15, 2005 for small business issuers. In addition, this statement will apply to unvested options granted prior to the effective date. The Company will adopt this new standard effective for the first fiscal quarter of 2006 and it has not yet determined what impact this standard will have on its financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs: an amendment of ARB No. 43, Chapter 4,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the provisions of SFAS No. 151, when applied, will have a material impact on our financial position or results of operations.”

NOTE 2- EQUITY TRANSACTIONS

On August 23, 2004, Innovate Oncology, Inc., a Delaware Corporation, entered into an agreement with Hampton Berkshire Insurance & Financial, Inc. (“Hampton”), in which Hampton agreed to acquire 100% of the outstanding common stock of Innovate Oncology in exchange for 16,500,000 shares of Hampton common stock, including 600,000 shares for consulting services relating to the acquisition. Prior to the close of the acquisition on October 1, 2004, Hampton effected a 3.8-for-1 reverse split of its outstanding common stock and cancelled 5,026,590 shares, which reduced its pre-acquisition outstanding common shares to 1,453,242. After Hampton issued 16,500,000 shares in the acquisition, the Company had 17,953,242 shares of its common stock issued and outstanding.

NOTE 3- NOTE DUE TO RELATED PARTY

On July 22, 2004, the Company entered into a secured credit facility for $5.0 million with Bioaccelerate which bears interest at 3.625%. The Company intends to use these funds to accelerate the development of its lead products.The facility is secured by all tangible and intangible assets. As an inducement to Bioaccelerate Inc. to provide the credit facility, Innovate Oncology, Inc. issued warrants to purchase 1,000,000 shares of its common stock at an exercise price of $1.00 per share expiring on July 22, 2009. No value was assigned to these warrants.

At December 31, 2004, the Company owes $1,057,143 to Bioaccelerate under the $5.0 million secured credit facility agreement and $70,000 to Sterling FCS Ltd under an annual contract for the provision of corporate and financial services at a cost of $10,000 per month.

NOTE 4 - COMMITMENTS

Bioaccelerate entered into various drug development and licensing agreements with leading medical research, academic and private pharmaceutical companies. Innovate, as a defined “affiliate” of Bioaccelerate under certain of those agreements, is already a licensee under the terms of certain of those agreements. On Mach 16, 2005, Bioaccelerate also assigned to Innovate some of those agreements to Innovate in order to pursue a plan to grant rights to six clinical and up to four pre-clinical compounds from Bioaccelerate’s drug portfolio. The assignments are generally subject to written consent by the other party to the license agreement, which consent can not be unreasonably withheld, and in one case payment by Bioaccelerate of some additional consideration to the other party to the license agreement. In addition, Innovate is already a party to certain licensing agreements. In the aggregate, our management estimates that these Agreements require an aggregate minimum Company investment of approximately $4.9 million over the next three years, of which the first year’s requirement is approximately $2.7 million. Until Innovate secures additional equity capital or other financing, Innovate is entirely dependent upon financial support by its major shareholder, Bioaccelerate, to satisfy these commitments and all of the Company’s other capital requirements. If, at any time, Innovate should have insufficient capital to satisfy the expenditure requirements under the licensing agreements or its other capital requirements, the Company’s business and prospects could be materially adversely effected and its rights to develop the compounds covered by the license agreements could be lost or adversely affected.

The Company leases 200 square feet in each of its office facilities in New York and London from Bioaccelerate on a month-to-month basis for aggregate monthly rents of approximately $9,000.