Form 10QSB
period 2005-03-31
INNOVATE ONCOLOGY, INC.
filed 2005-05-13
CIK 894538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                   FORM 10-QSB


     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended March 31, 2005


                         Commission File No. 33-55254-28


                             INNOVATE ONCOLOGY, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

             NEVADA                                       87-0438641
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporatin or organization)


                712 Fifth Avenue, 19 th Floor New York, NY 10019
                ------------------------------------------------
                    (Address of principal executive offices)


        Registrant's telephone number including area code: (646) 723-8944
                                                           --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                  Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock, par value $0.001, as of May 6, 2005, was 17,953,242.

                             Innovate Oncology, Inc

                Form 10-QSB for the quarter ended March 31, 2005

                                      Index


                                                                           Page

                                     Part I

Item 1. Financial Statements                                                3

Item 2. Management Discussion and Analysis or Plan of Operation             9

Item 3. Controls and Procedures                                             16

                                     Part II

Item 1. Legal Proceedings                                                   16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds         16

Item 3. Default on Senior Securities                                        16

Item 4. Submission of Matters to a Vote of Security Holders                 16

Item 5. Other Information                                                   16

Item 6. Exhibits and Reports on Form 8-K                                    16

Signatures                                                                  17

                             INNOVATE ONCOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                  March 31,2005
                                   (Unaudited)

ASSETS

                                                                    $         0
                                                                    ------------
                                                                              0

                                                                    ------------
                                                                    $         0
                                                                    ============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accrued expenses                                                    $    45,000
Due to related parties                                                  100,000
Notes payable to related parties                                      2,696,754
                                                                    -----------
TOTAL LIABILITIES                                                     2,841,754
                                                                    -----------
Commitments and Contingencies                                                 0

STOCKHOLDERS' (DEFICIT)

  Preferred stock, $.001 par value;
    authorized 25,000,000 shares;
    none issued                                                               0
  Common stock, $.001 par value;
    authorized 125,000,000 shares;
    17,953,242 issued and outstanding                                    17,953
  Additional paid in capital                                            (17,953)
  Accumulated deficit during development stage                       (2,841,754)
                                                                    -----------
TOTAL STOCKHOLDERS' (DEFICIT)                                        (2,841,754)
                                                                    -----------
                                                                    $         0
                                                                    ===========

The accompanying notes are an integral part of these financial statements.

                             INNOVATE ONCOLOGY, INC
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                  Three Months   From Inception
                                                      Ended      (July 21, 2004)
                                                    March 31,     to March 31,
                                                      2005            2005

EXPENSES
  General and Administrative                     $    284,370         511,775
  Research and Development                          1,437,347       2,329,979
                                                 ----------------------------
NET LOSS                                           (1,721,717)     (2,841,754)

TOTAL COMPREHENSIVE (LOSS)                       $ (1,721,717)     (2,841,754)
                                                 ============================

Net (Loss) Per Common Share, Basic and Diluted   $      (0.10)
                                                 ============

Weighted Average Number of Shares Outstanding      17,953,243
                                                 ============



The accompanying notes are an integral part of these financial statements.

                             INNOVATE ONCOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
                                   (Unaudited)

                                                               ADDITIONAL                      TOTAL
                                                                PAID IN      ACCUMULATED   STOCKHOLDERS
                                        COMMON STOCK            CAPITAL        DEFICIT        DEFICIT
                                   SHARES         AMOUNT
Initial capitalization            1,453,242    $     1,453         (1,453)                 $
Shares issued in reorganization  16,500,000         16,500        (16,500)
    October 01, 2004
Net loss                                                                      (1,120,037)    (1,120,037)
                                 -----------   --------------------------    -----------   ------------

Balance December 31, 2004        17,953,242         17,953        (17,953)    (1,120,037)  $ (1,120,037)

Net loss                                                                      (1,721,717)    (1,721,717)
                                 -----------   --------------------------    -----------   ------------

Balance March 31, 2005           17,953,242    $    17,953        (17,953)    (2,841,754)    (2,841,754)
                                 ==========    ==========================    ===========   ============

The common shares have been adjusted to reflect the 3.8 to 1 reverse share split and the cancellation of 5,026,590 shares initial capitalization.




The accompanying notes are an integral part of these financial statements.

                             INNOVATE ONCOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                               Three Months to     From Inception,
                                                March,31 2005     July 21, 2004, to
                                                                    March 31, 2005
                                               ---------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss)                                $    (1,721,717)   $      (2,841,754)
     Adjustments to reconcile net (loss) to
     net cash (used) in operating activities
        Accrued expenses                                10,000               45,000
        Amount due to related party                     30,000              100,000
        Changes in other assets                         42,106                    0
                                               ---------------    -----------------

NET CASH (USED) IN OPERATING ACTIVITIES             (1,639,611)          (2,696,754)
                                               ---------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES                         0                    0

                                               ---------------    -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:

        Note payable to related party          $     1,639,611    $       2,696,754

                                               ---------------    -----------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES          1,639,611            2,696,754
                                               ---------------    -----------------

  NET INCREASE IN CASH AND CASH EQUIVALENTS                  0                    0

  CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                     0                    0
                                               ---------------    -----------------
  CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                             $             0    $               0
                                               ===============    =================

   SUPPLEMENTAL DISCLOSURE OF CASH
     FLOW INFORMATION
        Cash paid during year for:
        Interest                                             0                    0
                                               ===============    =================
        Taxes                                                0                    0
                                               ===============    =================


The accompanying notes are an integral part of these financial statements.

                             INNOVATE ONCOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  March 31,2005
                                   (Unaudited)

NOTE 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Innovate Oncology, Inc. (the "Company") Annual Report on Form 10-KSB for the year ended December 31, 2004. The material under the heading "Management's Discussion and Analysis or Plan of Operation" is written with the presumption that the readers have read or have access to the 2004 Annual Report on Form 10-KSB, which contains Management's Discussion and Analysis or Plan of Operation as of December 31, 2004 and for the period then ended.

In the opinion of management, the unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the balance sheet and stockholders' equity as of March 31, 2005 and the statements of earnings and cash flows for the three month period ended March 31, 2005. The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending December 31, 2005.

NOTE 2 - Going Concern

The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations. However, as of December 31, 2004, the Company did not have significant cash or other material assets, nor did it have an established source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company is presently entirely dependent for its capital requirements on a credit facility of $5 million advanced by its major shareholder, Bioaccelerate Holdings, Inc. (Bioaccelerate). The Company's future capital requirements will depend upon numerous factors including, but not limited to, continued progress in developing its products, market penetration and profitable operations from the sale of its products. These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a going concern. While members of the Company's management have been successful in raising capital for other ventures in the past, and plan to raise equity capital for the Company, there can be no assurance that these plans will be achieved on acceptable terms.

NOTE 3 - Stock Based Compensation

The Company has elected to adopt the disclosure only provisions of SFAS No. 148 and will continue to follow APB Opinion No. 25 and related interpretations in accounting for stock options granted to its employees and directors. Accordingly, employee and director compensation expense is recognized only for those options whose price is less than the market value at the measurement date. When the exercise price of the employee or director stock options is less then the estimated fair value of the underlying stock on the grant date, the Company records deferred compensation for the difference and amortizes this amount to expense in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans, over the vesting period of the options. No options have been granted to date.

Stock options and warrants issued to non-employees are recorded at their fair value as determined in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction With Selling Goods or Services, and recognized over the related service period. During fiscal 2004, the Company issued 1,000,000 common stock warrants at an exercise price of $1 per share expiring July 22, 2009. The value of these warrants is being amortized to expense over their lives using the Black-Scholes pricing model with the following assumptions: 60 months expected life, 100% stock volatility, 3.625% risk-free interest rate and no dividends.

NOTE 4 - Loss per Share

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

Numerator -Net loss                                               $ ( 1,721,717)

Denominator--Weighted average shares outstanding                     17,953,242

Net loss per share                                                $      ( 0.10)

Incremental common shares (excluded from denominator
because they are anti-dilutive) Warrants                              1,000,000



NOTE 5- Amounts due to Related Parties

On July 22, 2004, the Company entered into a secured credit facility for $5.0 million with Bioaccelerate which bears interest at 3.625%. The Company intends to use these funds to develop its lead products. The facility is secured by all tangible and intangible assets. As an inducement to Bioaccelerate Inc. to provide the credit facility, the Company issued warrants to purchase 1,000,000 shares of its common stock at an exercise price of $1.00 per share expiring on July 22, 2009. No value was assigned to these warrants.

At March 31, 2005, the Company owes $2,696,754 to Bioaccelerate under the $5.0 million secured credit facility agreement and $100,000 to Sterling FCS Ltd under an annual contract for the provision of corporate and financial services at a cost of $10,000 per month.

NOTE 6 - Commitments and Contingencies

Bioaccelerate entered into various drug development and licensing agreements with leading medical research, academic and private pharmaceutical companies. Innovate, as a defined "affiliate" of Bioaccelerate under certain of those agreements, is already a licensee under the terms of certain of those agreements. On Mach 16, 2005, Bioaccelerate assigned several of those agreements to Innovate in order to grant rights to six clinical and up to four pre-clinical compounds from Bioaccelerate's drug portfolio. The assignments are generally subject to written consent by the other party to the license agreement, which consent can not be unreasonably withheld, and in one case payment by Bioaccelerate of some additional consideration to the other party to the license agreement. In addition, Innovate is already a party to certain licensing agreements. In our management estimates these Agreements require a minimum Company investment of approximately $4.4 million over the next three years , of which the next twelve months requirement will be approximately $2.2 million Until Innovate secures additional equity capital or other financing, Innovate is entirely dependent upon financial support by its major shareholder, Bioaccelerate, to satisfy these commitments and all of the Company's other capital requirements. If, at any time, Innovate should have insufficient capital to satisfy the expenditure requirements under the licensing agreements or its other capital requirements, the Company's business and prospects could be materially adversely affected and its rights to develop the compounds covered by the license agreements could be lost or adversely affected.

The Company leases 200 square feet in each of its office facilities in New York and London from Bioaccelerate on a month-to-month basis for aggregate monthly rents of approximately $9,000.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS: NO ASSURANCES INTENDED

This Form 10-QSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. This filing includes statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. Sentences in this document containing verbs such as "believe," "plan," "intend," "anticipate," "target," "estimate," "expect," and the like, and/or future-tense or conditional constructions ("will," "may," "could," "should," etc.) constitute forward-looking statements that involve risks and uncertainties. Items contemplating, or making assumptions about, actual or potential future sales, market size, collaborations, trends or operating results also constitute such forward-looking statements.

Although forward-looking statements in this Report on Form 10-QSB reflect the good faith judgment of management, such statements can only be based on facts and factors currently known by management. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in, or anticipated by, the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes, include without limitation, those discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2004. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Report. Readers are urged to carefully review and consider the various disclosures made by us in our Annual Report on Form 10-KSB for the year ended December 31, 2004, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows.

The following discussion should be read along with the Consolidated Financial Statements and Notes to our audited financial statements for the fiscal year ended December 31, 2004, as well as the other interim unaudited financial information for the current fiscal year.

Critical Accounting Policies and Estimates

The preparation of the Company's financial statements requires management to make certain critical accounting estimates that impact the stated amount of assets and liabilities at a financial statement date and the reported amount of income and expenses during a reporting period. These accounting estimates are based on management's judgment and are considered to be critical because of their significance to the financial statements and the possibility that future events may differ from current judgments, or that the use of different assumptions could result in materially different estimates. The critical accounting policies and estimates have not changed from and should be read in conjunction with the Company's Annual Report filed on Form 10-K for the year ended December 31, 2004.
The Company's estimates are reviewed continuously to ensure reasonableness. However, the amounts the Company may ultimately realize could differ from such estimated amounts

Overview

Innovate Oncology, Inc. (the "Company" or "Innovate") acquires, develops and seeks to commercialize novel compounds to treat various types of cancer. Our drug pipeline consists of eight drug candidates--six in clinical development and two in pre-clinical development--and focuses on multiple forms of cancer, including three of the most prevalent: breast, prostate and colon cancer.

Bioaccelerate Holdings, Inc. ("Bioaccelerate") owns 88.6% of the Company's common stock. Bioaccelerate is a pharmaceutical development company incorporated in Nevada and traded on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol OTCBB: BACL. Like the Company, Bioaccelerate enters into co-development and licensing agreements with leading medical research, academic and private pharmaceutical companies. On July 21, 2004, Bioaccelerate sold its UK subsidiary, Innovative Oncology Limited, ("Innovative") to Innovate Oncology, Inc. ("Innovate Oncology"), a Delaware corporation, in exchange for 100% of the outstanding common stock of Innovate Oncology. As part of that transaction, Bioaccelerate agreed to assign the licenses, rights and obligations for six clinical and up to four pre-clinical drug compounds from its portfolio of drug candidates in development to Innovate Oncology.

On August 23, 2004, Innovate Oncology entered into an agreement with Hampton Berkshire Insurance & Financial, Inc. ("Hampton") in which Hampton agreed to acquire 100% of the outstanding common stock of Innovate Oncology. As part of the transaction, Hampton, a Nevada corporation, canceled 5,026,590 shares of its common stock, effected a 3.8-for-1 reverse stock split, which reduced its pre-acquisition outstanding common stock to 1,453,242, and issued 16,500,000 shares of its common stock to Innovate Oncology's shareholders. Contemporaneous with the close of the acquisition, the Company changed its corporate name from Hampton to Innovate Oncology, Inc., moved its corporate office to New York, and replaced all management, corporate officers and directors. At the close of the acquisition on October 1, 2004, the Company had 17,953,242 shares of common stock issued and outstanding.

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

Product Development

A major element of our product development strategy is the use of third-parties or Contract Research Organizations ("CRO") for drug development at all stages along the path to market. CROs conduct safety and efficacy tests and clinical studies and assist us in guiding products through the Food and Drug Administration ("FDA") and the European Medicines Agency ("EMEA") regulatory review and approval processes. The Company also uses the contract manufacturing, formulation and chemistry skills of external providers.

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

Research and Development

Our primary research and development efforts have focused on identifying promising compounds and developing them into products to treat various types of cancer. We engage in research, pre-clinical studies and clinical development with third-party laboratories, including Supratek Pharma, Inc., Faustus Forschungs Cie. in Germany, Baylor School of Medicine and Northwestern University for pre-clinical development; Klinikum Chemnitz gGmbH and Technical University Munich, both in Germany, for clinical trials; Hesperion Ltd. in Switzerland for clinical CROs; and Nycomed in Denmark and PMRS, Inc. for drug substance and product manufacturing. Our research and development structure is designed to enable us to evaluate and make the best choices for where and how projects are run and resourced. Each is managed as a discrete project with its own budget and project management. When it's practical and desirable, different projects will use common resources and contracted facilities.

Our budget projections for research and development are based primarily upon those established and set out in or pursuant to our agreements with research and co-development partners. Projects may meet development and regulatory barriers, however that require additional work or a change in approach which can lead to changes in both timing and budget requirements to maintain a product's path to market. When this situation arises we tend to be in a more flexible position to meet such demands than a fully internally resourced pharmaceutical company that relies on existing internal capabilities to progress. Innovate Oncology's Product Portfolio

One in three Americans will be diagnosed with cancer, and two out of three diagnosed with the disease will die from it, according to Reuters Business Insight. Our objective is to provide cancer patients with effective and safe therapeutics that save or prolong their lives. We are developing a diversified product portfolio targeting multiple forms of cancer, including three of the most prevalent: breast, prostate and colon cancer. Our pipeline of eight drugs will consist of six drug candidates in or beginning clinical trials and two in pre-clinical stages of development. The clinical candidates can be divided into the following categories: New Chemical Entities ("NCE"), therapeutic switches of existing drug in the market that are not indicated currently to treat cancer, and reformulations of drugs in the market indicated to treat cancer.

The portfolio of clinical candidates will include two NCEs, which may have the greatest commercial potential, but also carry the highest risk precisely because of their novelty. The portfolio's therapeutic switch offers the advantages of being a proven drug that we believe may have medical and market value that isn't realized fully by its current use. Like a therapeutic switch, reformulating an existing, FDA-approved compound offers lower risk to the Company because it's less expensive to develop. We also have four compounds in pre-clinical development. We believe this diversified approach balances the risks and rewards inherent in each drug candidate and its particular development program.

Our portfolio is characterized by compounds that have multiple mechanisms of action, which we believe may substantially increase a compound's clinical efficacy. Also, several of these products are lead compounds derived from novel technologies with the potential for follow-on compounds to be developed into separate products for related indications.

Innovate Oncology's Product Pipeline

The table below summarizes the status of our development programs.

-------------------------------------------------------------------------------------------------------
                                                                 Phase of Development
                                                -------------------------------------------------------
  Product
 Candidate              Indication                Pre-Clinical     Phase I     Phase II     Phase III
-------------------------------------------------------------------------------------------------------
INOC-001       Chemo-Resistance Inhibitor

INOC-002       Chemotherapy Potentiator

INOC-003       Targeted Ruthenium Complex

INOC-005       Capridine Beta

INOC-009       Oral Paclitaxal Formulation

INOC-010       Polymer-Formulated Camptothecin

INOC-016       HER2 Oncogene Inhibitor

INOC-019       Prostate Tumor Suppressor


"Pre-Clinical" refers to the series of tests in the laboratory and those performed on animals after a lead molecule has been identified. Basic pharmacology is completed in this phase as well as the toxicology required for human testing, which may be ongoing. Primary and secondary manufacturing of the active compound and the method of drug delivery (intravenous or tablet, for example) will be established during this time. Testing in humans is expected to begin within 18 and 24 months. Pre-clinical tests must be completed before an Investigational New Drug application ("IND") can be submitted to the FDA.

"IND" refers to the preparation of an Investigational New Drug application, the process by which a drug is submitted to the FDA to receive approval for human testing.

"Phase I" refers to the stage in which compounds are tested for safety, maximal tolerated dose and pharmacokinetics in volunteers without the disease.

"Phase II" refers to the initial stages of compound testing in patients with the disease (a particular indication) or symptoms of interest for ultimate New Drug Application ("NDA") approval and labeling. This stage first demonstrates the compound's efficacy and dosing range, and expands the safety profile.

"Phase III" refers to the rigorously controlled test of a new drug in a large population of patients with the disease. After the successful conclusion of Phase III clinical trials, an NDA is filed with the FDA for approval to market the drug.

             INNOVATE PRODUCTS IN DEVELOPMENT: CLINICAL CANDIDATES

INOC-001 Chemo-resistance Inhibitor

Description . INOC-001 is the lead drug candidate in our portfolio. Our management believes that the compound offers a novel approach to overcoming resistance to chemotherapy that many patients develop over the course of treatment. The compound, which is marketed as an anti-viral drug in Germany and other European countries, is being tested to treat metastatic pancreatic cancer. In pre-clinical studies, INOC-001 demonstrated an ability to reduce toxic side effects, slow disease progression and increase survival rates when used in conjunction with some chemotherapeutic drugs. Pre-clinical experiments have shown evidence of INOC-00l inhibiting several genes responsible for chemo-resistance as well as using multiple mechanisms of action. We have completed a Phase I trial with various types of solid tumors and chemotherapy regimens and have documented early efficacy in patients with pancreatic cancer.

Market Opportunity . The American Cancer Society estimates that in 2005, 32,180 people in the U.S. will be diagnosed with pancreatic cancer and 31,800 patients will die from the disease. The five-year survival rate is only 4.4%, making it one of the most lethal forms of cancer. Fewer than 10% of patients respond to treatment.

Partnerships . Cynat Oncology Inc, a wholly owned subsidiary of Bioaccelerate, is a joint venture partner in Resistys, Inc. with Australian Cancer Technology ("ACT"). As part of Bioaccelerate's obligation to provide six clinical products to Innovate, Bioaccelerate transferred 100% of the capital stock of Cynat Oncology Inc to Innovate on March 16, 2005 following an announcement on February 14, 2005, that Bioaccelerate would assign its rights to develop and commercialize INOC-001 to Innovate. The Company is sharing the development costs equally with its partner as well as an exclusive license to market the product in the U.S. and Canada.

Status . On December 15, 2004, Bioaccelerate announced it had initiated a Phase I/II clinical trial for the treatment of metastatic pancreatic cancer with its co-development partner ACT. The eight-month study will include 22 patients with metastatic pancreatic cancer and will be conducted at three leading centers in
Germany: Chemnitz Clinics in collaboration with the Technical University Dresden; Munich University of Technology's Kilinikum rects der Isar; and University of Munich Hospital's Klilnikum Gro(beta)hadern. The trial is being managed by Swiss CRO Hesperion. INOC-001 tablets are administered in conjunction with conventional chemotherapy agents and will be evaluated in this study with Gemcitabine. Eight patients have been enrolled and dosed.

Patents . A U.S. patent was granted for the compound in 2003 and another U.S. patent is pending. A patent was issued under the terms of the Patent Cooperative Treaty ("PCT"), which is adhered to by more than 100 countries.

INOC-002 Chemotherapy Potentiator

Description . INOC-002 is an enhancement and a new dosing regimen of an intravenous drug approved to treat colon cancer. The Company intends to test a novel dosing regimen, administering the drug simultaneously with capecitabine, a commonly used chemotherapeutic agent. Administering the drugs simultaneously could make capecitabine more effective, and therefore may permit a lower dose, which in turn would reduce toxic side effects. The Company believes that current dosing regimens based on its labeled use as an anti-worming agent have not optimized the potential synergistic effect of INOC-002 that could be achieved by combined dosing. The lead indication of INOC-002 is a post-operative adjuvant therapeutic agent.

Market Opportunity . Colorectal cancer is the third most prevalent form of cancer globally, according to Reuters Business Insight. Its annual mortality rate is almost as high as the mortality rates for breast and prostate cancer patients combined even though the patient population for those two types of cancer is more than four times the size of the colorectal patient population. In 2003, approximately 889,000 patients were being treated for the disease and 428,000 new patients were diagnosed.

Partnerships . On August 6, 2004, Bioaccelerate entered into an agreement with Targent, Inc. to acquire eight patents and certain confidential information related to INOC-002. Bioaccelerate assigned this agreement to Innovate on March 16, 2005 subject to consent by Targent. The agreement between Bioaccelerate and Targent requires consent by the other perty to any assignment which consent may not be unreasonably withheld or delayed. Bioaccelerate has sought consent from Targent to the assignment and is awaiting confirmation by Targent. The Company is responsible for the drug development costs as well any maintenance fees on patents and patent applications.

Status . Pre-clinical trials confirmed the additive effect of INOC-002. The Company plans to apply for an IND in the second quarter of 2005 and begin clinical efficacy Phase II trials by the end of the year.

Patents . Eight patent applications were filed between December 1, 2000 and March 15, 2005 for patents in the U.S., Canada, Europe, Australia, Japan, Hong Kong and an international patent.

INOC-003 Targeted Ruthenium Complex

Description. INOC-003 is an NCE being developed to treat various types of cancer. We believe that this drug's unique mechanism of action involves targeted accumulation in tumor cells leading to program cell death.

Market Opportunity . In pre-clinical studies, the compound has demonstrated efficacy in lung, liver and colorectal cancer, among others. While the Company believes this drug candidate may have the potential to treat several types of cancer, it intends to test INOC-003 to treat liver cancer, in part because it is an unmet need. Liver cancer is the third most common cause of death from cancer globally, accounting for 10.4% of approximately 56 million deaths from cancer in 2000, according to the World Health Organization's World Cancer Report.

Partnerships . On December 14, 2004, Bioaccelerate announced it had entered into a development agreement with Faustus Forschungs Cie. Translational Cancer Research GmbH and Faustus Forschung Translation Drug Development AG ("Faustus") to co-develop eight new anti-cancer drug candidates. Bioaccelerate assigned one of those candidates, INOC-003, to its subsidiary, Innovate, on March 16, 2005 The Company will fund a three-year development and commercialization plan and, in consequence will gain the right to market INOC-003 worldwide.

Status . INOC-003 has completed Phase I trials. The Company hopes to launch Phase II in the second quarter of 2005.

Patents . A European patent has been issued. Nine other patents have been filed in the U.S., Germany, Europe, Australia, Canada, India, and Japan as well as a PCT patent.

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

Market Opportunity. In 2003, approximately 300,000 men in the seven major market countries (U.S., France, Germany, Italy, Spain, Japan and the UK) were diagnosed with prostate cancer; the total patient population was 1,774,000, according to Reuters Business Insight. Those patients had a 99.7% one-year survival rate and a 96.8% five-year survival rate. Treatment for prostate cancer is one of the success stories in oncology research. Nonetheless there's room for improvement given the prevalence of the disease.

Partnerships . On March 31, 2005, the Company entered into an agreement with Prostagenics, LLC pursuant to which , Innovate obtained the global patent rights to develop and commercialize INOC-005.

Status. Pre-clinical development has been completed. The Company expects to file an IND application in the third quarter of 2005 to conduct Phase I clinical trials for advanced prostate cancer.

Patents. A U.S. patent was granted to this product candidate in 2003. Seven other patent applications have been filed for this compound in the U.S., Canada, Mexico, Europe and Israel.

INOC-009 Oral Paclitaxal

Description. INOC-009 is a reformulation of a commonly used intravenous chemotherapeutic agent that treats several types of cancer, including breast, ovarian and AIDS-related Kaposi's sarcoma. This new, oral formulation improves the drug's solubility and therefore facilitates absorption into the bloodstream. The formulation also prevents efflux of the drug from the intestine.

Market Opportunity. Breast cancer is the second most common form of cancer worldwide, according to the World Health Organization's World Cancer Report. An existing intravenous paclitaxal product (Taxol(R)) was one of the top 10 selling cancer drugs in 2004 with sales of more than $1.2 billion.

Partnerships . On July 15, 2004, Bioaccelerate entered into a license and co-marketing agreement with Supratek, Pharma, Inc. to develop INOC 009 to treat cancer in humans. Innovate is already a licensee under the terms of the agreement but Bioaccelerate has also assigned its rights under this agreement to Innovate on March 16, 2005, subject to receipt of Supratek's written consent, which can not be unreasonably witheld. Bioaccelerate has sought that consent and is awaiting confirmation by Supratek.

Status . Pre-clinical testing has been completed. The Company expects to file an IND application with the FDA in the third or fourth quarter of 2005.

Patents . Supratek owns a total of four "composition of matter" patents in the U.S. related to its proprietary technology and is responsible for maintenance and upkeep of its patents

INOC-010 Polymer-Formulated Camptothecin

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

Partnerships . On November 10, 2004, Bioaccelerate entered into a licensing and co-marketing agreement with Supratek Pharma, Inc. to develop, seek regulatory approval and, in major markets, commercialize INOC-010. Supratek granted Bioaccelerate an exclusive global license to its intellectual property related to INOC-010. Innovate is also a licensee under the terms of the agreement but Bioaccelerate has also assigned its rights under this agreement to Innovate on March 16, 2005, subject to receipt of Supratek's written consent, which consent can not be unreasonably withheld. Bioaccelerate has sought that consent and is awaiting confirmation from Supratek.

Status . Pre-clinical testing is complete. The Company expects to file an IND application with the FDA in the third or fourth quarter of 2005.

Patents. Supratek owns a total four "composition of matter" patents in the U.S. related to its proprietary technology and is responsible for maintenance and upkeep of its patents.

                              PRE-CLINICAL PROJECTS

INOC-016 HER2 Oncogene Inhibitor

Description. INOC-016 is a small molecule that has been shown to inhibit expression of the HER2 gene that is over expressed in 30% of all breast cancer tumors and is associated with a poor outcome. Herceptin(R) is a monoclonal antibody that binds to HER2 on tumor cells. It is currently marketed and approved for use with chemotherapy to treat advanced breast cancer.

The Company believes that INOC-016, by preventing the expression of the gene, may lead to a more complete eradication of the HER2 protein and therefore be more efficacious in the management of breast cancer.

Status. In pre-clinical testing of this drug, INCO-016 has been shown to stop the growth of breast cancer tumors in animal models.

Partnerships . On January 4, 2005, Bioaccelerate entered into an exclusive license agreement with Baylor College of Medicine granting Bioaccelerate worldwide exclusive rights to patents and other intellectual property rights associated with INOC-016 to develop and commercialize the compound. Bioaccelerate conditionally assigned this agreement to Innovate on March 16, 2005.

Patents . A U.S. patent application was filed in 2003 and a joint PCT/U.S. patent application was filed in 2003. Baylor is responsible for filing, prosecuting and maintaining all patents. The Company will pay all legal costs associated with these patents.

INOC-019 Prostate Tumor Suppressor

Description. A peptide derived from a novel, proprietary tumor suppressor protein designed to induce the death of prostate cancer cells in vitro and in animal models.

Partnerships . On March 15, 2005, Bioaccelerate entered into a license agreement with Northwestern University. The agreement granted Bioaccelerate an exclusive global license to the patent rights to develop and commercialize INOC-019. Bioaccelerate assigned this agreement to Innovate on March 16, 2005.

Patents . A U.S. patent was granted for this compound in 2004.

COMPANY STATUS

The Company continues to make significant progress in developing its product portfolio, and has multiple products in clinical trials with other compounds following on in development. We have continued to incur losses as expected during this emerging stage. We anticipate that the success of our immediate product development strategy will permit us to further develop our other products and potential products currently in our portfolio.

A major element of the Company's product development strategy has been the use of third-party or contract research organizations ("CROs") to assist in the conduct of safety and efficacy testing and clinical studies, to assist the Company in guiding products through the FDA and EMEA regulatory review and approval processes, and to manufacture and distribute any FDA and EMEA approved products. The Company believes that maintaining a limited infrastructure will enable it to develop products efficiently and cost effectively. However consideration will be given to opportunities to strengthen the resources and portfolio in certain areas that may prove viable commercially and add value to the overall business in the future.

The reader should consider the likelihood of our future success to be highly speculative in light of our limited operating history, as well as the limited resources, problems, expenses, risks and complications frequently encountered by similarly situated companies. To address these risks, we must, among other things:

      o     advance our lead product candidates and technology platforms;

      o obtain required government and other public and private approvals on a timely basis;

      o     enter into corporate partnerships;

      o     license additional technology;

      o     maintain a proprietary position in our technologies and products;
            and

      o     attract and retain key personnel.

The Company may not be successful in addressing these risks. If we are unable to do so, our business prospects, financial condition and results of operations would be materially adversely affected. The likelihood of our success must be considered in light of the development cycles of pharmaceutical and biopharmaceutical products and technologies and the competitive and regulatory environment in which we operate.

Results of Operations

During the quarter ended March 31, 2005, work continued on the product development programs as planned and the individual items are detailed below.

General and administrative expenses amounted to $284,370 for the three months ended March, 31, 2005. Such costs were primarily consulting fees, in particular for regulatory, licensing and patent advice.

Research and development expenses for the three months ended March 31, 2005, amounted to $1,437,347.

Liquidity and Capital Resources

A $5million credit facility was agreed with Bioaccelerate on July 22, 2004. The Company is using these funds to develop its lead products. This investment has enabled the Company to achieve significant milestones in its lead development programs. We believe this facility will be sufficient to support our business plan until longer term financing can be arranged.

Should we come up against any unforeseen problems, the Company will revisit its budget and adjust the scheduling and costs of the development programs accordingly to allow the Company to operate until sufficient long term funding is achieved. However, a key element of our business strategy is to continue to acquire, obtain licenses for, and develop, new technologies and products that we believe offer unique market opportunities and/or complement our existing product lines.


ITEM 3 - CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have, as of the end of the period covered by this Report, reviewed our process of gathering, analyzing and disclosing information that is required to be disclosed in our periodic reports (and information that, while not required to be disclosed, may bear upon the decision of management as to what information is required to be disclosed) under the Exchange Act of 1934, including information pertaining to the condition of, and material developments with respect to, our business, operations and finances. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our process provides for timely collection and evaluation of information that may need to be disclosed to investors.

Changes in Internal Controls Over Financial Reporting

There have been no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.


                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We currently are not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

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

(b) Reports on Form 8-K. The following reports have been filed on Form 8-K during the last fiscal quarter:

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officers.

Dated: May 12, 2005

Innovate Oncology, Inc.

By: /s/ Nigel Rulewski
------------------------------------
Nigel Rulewski
CEO, President & Director
(Principal Executive Officer)

By: /s/ Alan Bowen
------------------------------------
Alan Bowen
CFO, Secretary, Treasurer & Director
(Principal Financial Officer)