Form 10QSB
period 2005-06-30
INNOVATE ONCOLOGY, INC.
filed 2005-08-23
CIK 894538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 2005

                         Commission File No. 33-55254-28

                             INNOVATE ONCOLOGY, INC.
             (Exact name of registrant as specified in its charter)


             NEVADA                                       87-0438641
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                712 Fifth Avenue, 19 th Floor New York, NY 10019
                    (Address of principal executive offices)

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

Yes |X| No |_|

The number of shares outstanding of the registrant's common stock, par value $0.001, as of July 31, 2005, was 17,953,242.

                             Innovate Oncology, Inc

                 Form 10-QSB for the quarter ended June 30, 2005



                                      Index


                                                                           Page
                                                                           ----

                                     Part I

Item 1. Financial Statements                                                3

Item 2. Management Discussion and Analysis or Plan of Operation             9

Item 3. Controls and Procedures                                             17

                                     Part II

Item 1. Legal Proceedings                                                   17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds         17

Item 3. Default on Senior Securities                                        17

Item 4. Submission of Matters to a Vote of Security Holders                 17

Item 5. Other Information                                                   18

Item 6. Exhibits and Reports on Form 8-K                                    18

Signatures                                                                  18

                             INNOVATE ONCOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                  June 30,2005
                                   (Unaudited)

                                                                       June 30,
                                                                       2005

ASSETS

Current Assets                                                      $        --

Other assets                                                                 --


TOTAL ASSETS                                                        $        --
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
                                                                    $

   Accrued expenses                                                     103,348

   Amounts due to related party                                         130,000

   Notes due to related party, including interest                     3,603,510
                                                                    -----------

TOTAL LIABILITIES                                                     3,836,858



STOCKHOLDERS' DEFICIT
Preferred Stock, 25,000,000 shares authorized;
none issued and outstanding
Common Stock, par value $.001; 125,000,000 shares
authorized, 17,953,242 issued and outstanding                            17,953
Additional paid in capital                                              (17,953)

  Deficit accumulated during development stage                       (3,836,858
                                                                    -----------

Total Stockholders' Deficit                                          (3,836,858)
                                                                    -----------
Total Liabilities and Stockholders' Defici                                   --
                                                                    ===========

The accompanying notes are an integral part of these financial statements.

                             INNOVATE ONCOLOGY, INC
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                              From
                                                                                                           inception
                                                            Six Months              Quarter             (July 21, 2004)
                                                               Ended                 Ended                     to
                                                             June 30,               June 30,                June 30,
                                                               2005                   2005                   2005
                                                          ------------            ------------            ------------
Costs and expenses

Research and development                                  $  2,055,714            $    618,367            $  2,948,346
General and administrative                                     611,907                 349,237                 839,312
Interest expense- Related party                                 49,200                  27,500                  49,200

                                                          ------------            ------------            ------------
Net loss                                                    (2,716,821)               (995,104)             (3,836,858)
                                                          ------------            ------------            ------------

Foreign currency translation adjustments                            --                      --                      --

                                                          ------------            ------------            ------------
Total comprehensive loss                                  $ (2,716,821)           $   (995,104)           $ (3,836,858)
                                                          ------------            ------------            ------------

                                                          ------------            ------------
Net loss per share, basic and diluted                     ($      0.15)           ($      0.06)
                                                          ------------            ------------


Weighted average number of                                  17,953,243              17,953,243
shares outstanding, basic and diluted                     ------------            ------------

The accompanying notes are an integral part of these financial statements.

                             INNOVATE ONCOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
                                   (Unaudited)


                                                               ADDITIONAL                      TOTAL
                                                                PAID IN      ACCUMULATED   STOCKHOLDERS
                                        COMMON STOCK            CAPITAL        DEFICIT        DEFICIT
                                   SHARES         AMOUNT

Initial capitalization            1,453,242    $     1,453         (1,453)                 $
Shares issued in reorganization  16,500,000         16,500        (16,500)
    October 01, 2004
Net loss                                                                      (1,120,037)    (1,120,037)
                                 -----------   --------------------------    -----------   ------------

Balance December 31, 2004        17,953,242         17,953        (17,953)    (1,120,037)  $ (1,120,037)

Net Loss to June 30, 2005                                                     (2,716,821)    (2,716,821)
                                 ----------    --------------------------    ------------  ------------
Balance June 30,2005             17,953,242         17,953        (17,953)    (3,836,858)    (3,836,858)

The initial capitalization common shares have been adjusted to reflect the 3.8 to 1 reverse share split and the cancellation of 5,026,590 shares.

The accompanying notes are an integral part of these financial statements.

                             INNOVATE ONCOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Six Months
                                                                Ended                                    From Inception ,
                                                               June 30,                                  July 21, 2004 to
                                                                2005                                      June 30, 2005
                                                         ------------------                             ------------------
Cash flows from operating activities:
    Net loss                                                     (2,716,821)                              (3,836,858)

    Adjustments to reconcile net loss to net cash
    (used) in operating activities:

   Accrued expenses                                                   68,348                                 103,348

   Changes in other assets                                            42,106                                        0

                                                         -------------------- ----------------------- ----------------------
NET CASH (USED) IN OPERATING ACTIVITIES                          (2,606,367)                              (3,733,510)
                                                         -------------------- ----------------------- ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Amounts and notes payable to related parties                      2,606,367                                3,733,510

                                                         -------------------- ----------------------- ----------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         2,606,367                                3,733,510
                                                         -------------------- ----------------------- ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES
        Purchase of tangible fixed assets                                 0                       0                        0

                                                         -------------------- ----------------------- ----------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                         0                        0
                                                         -------------------- ----------------------- ----------------------

EFFECT OF EXCHANGE RATE CHANGES                                           0                       0                        0

                                                         -------------------- ----------------------- ----------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                 0                       0                0

CASH AND CASH EQUIVALENTS AT
       BEGINNING OF PERIOD                                                0                       0                        0

CASH AND CASH EQUIVALENTS AT
                                                         -------------------- ----------------------- ----------------------
       END OF PERIOD                                                      0                       0                0
                                                         -------------------- ----------------------- ----------------------

The accompanying notes are an integral part of these financial statements.

                             INNOVATE ONCOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

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

In the opinion of management, the unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the balance sheet and stockholders' equity as of June 30, 2005 and the statements of earnings and cash flows for the three month period and six month period ended March 31, 2005. The results of operations for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending December 31, 2005.

NOTE 2 - Going Concern

The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations. However, as of December 31, 2004, the Company did not have significant cash or other material assets, nor did it have an established source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company is presently entirely dependent for its capital requirements on a credit facility of $5 million advanced by, Bioaccelerate, Inc. a subsidiary of its major shareholder. The Company's future capital requirements will depend upon numerous factors including, but not limited to, continued progress in developing its products, market penetration and profitable operations from the sale of its products. These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a going concern. While members of the Company's management have been successful in raising capital for other ventures in the past, and plan to raise equity capital for the Company, there can be no assurance that these plans will be achieved on acceptable terms.

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

Stock options and warrants issued to non-employees are recorded at their fair value as determined in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction With Selling Goods or Services, and recognized over the related service period. During fiscal 2004, the Company issued 1,000,000 common stock warrants at an exercise price of $1 per share expiring July 22, 2009. The value of these warrants using the Black-Scholes pricing model with the following assumptions: 60 months expected life, 100% stock volatility, 3.625% risk-free interest rate and no dividends, is immaterial.

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


Numerator -Net loss                                        $   (995,104)

Denominator--Weighted average shares outstanding             17,953,242

Net loss per share                                         $      (0.06)

Incremental common shares (excluded from denominator
because they are anti-dilutive) Warrants                      1,000,000


NOTE 5- Amounts due to Related Parties

On July 22, 2004, the Company entered into a secured credit facility for $5.0 million with Bioaccelerate Inc which bears interest at 3.5%. The Company intends to use these funds to develop its lead products. The facility is secured by all tangible and intangible assets. As an inducement to Bioaccelerate Inc. to provide the credit facility, the Company issued warrants to purchase 1,000,000 shares of its common stock at an exercise price of $1.00 per share expiring on July 22, 2009. No value was assigned to these warrants. Accrued interest amounts to $49,200. Bioaccelerate supplied the part time services of two members of staff during the quarter at a cost of $33,158.

At June 30, 2005, the Company owes $3,603,510 to Bioaccelerate under the $5.0 million secured credit facility agreement and $130,000 to Sterling FCS Ltd under an annual contract for the provision of corporate and financial services at a cost of $10,000 per month. Sterling supplied additional part time staff during the quarter at a cost of $31,798.

NOTE 6 - Commitments and Contingencies

On March 16, 2005, Bioaccelerate assigned the rights to six clinical and up to four pre-clinical compounds from Bioaccelerate's drug portfolio. The assignments are generally subject to written consent by the other party to the license agreement, which consent can not be unreasonably withheld, and in one case payment by Bioaccelerate of some additional consideration to the other party to the license agreement. In addition, Innovate is already a party to certain licensing agreements. In our management estimates these Agreements require a Company investment of approximately $3.25 million in the current year. Until Innovate secures additional equity capital or other financing the Company is entirely dependent upon financial support from its major shareholder, Bioaccelerate, to satisfy these commitments and the Company's other capital requirements. If, at any time, Innovate should have insufficient capital to satisfy the expenditure requirements under the licensing agreements or its other capital requirements, the Company's business and prospects could be materially adversely affected and its rights to develop the compounds covered by the license agreements could be lost or adversely affected.

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

Innovate Oncology, Inc. (the "Company" or "Innovate") acquires, develops and seeks to commercialize novel compounds to treat various types of cancer. Our drug pipeline consists of eight drug products--six clinical candidates and two in pre-clinical development--and focuses on multiple forms of cancer, including three of the most prevalent: breast, prostate and colon cancer.
Bioaccelerate Holdings, Inc. ("Bioaccelerate") owns 88.6% of the Company's common stock. Bioaccelerate is a pharmaceutical development company incorporated in Nevada and traded on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol OTCBB: BACL. Like the Company, Bioaccelerate enters into co-development and licensing agreements with leading medical research, academic and private pharmaceutical companies. On July 21, 2004, Bioaccelerate sold its UK subsidiary, Innovative Oncology Limited, ("Innovative") to Innovate Oncology, Inc. ("Innovate Oncology"), a Delaware corporation, in exchange for 100% of the outstanding common stock of Innovate Oncology. As part of that transaction, Bioaccelerate agreed to assign the licenses, rights and obligations for six clinical and up to four pre-clinical drug compounds from its portfolio of drug candidates in development to Innovate Oncology.

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

Our budget projections for research and development are based primarily upon those established and set out in or pursuant to our agreements with research and co-development partners. Projects may meet development and regulatory barriers, however that require additional work or a change in approach which can lead to changes in both timing and budget requirements to maintain a product's path to market. When this situation arises we tend to be in a more flexible position to meet such demands than a fully internally resourced pharmaceutical company that relies on existing internal capabilities to progress. Innovate Oncology's Product Portfolio

One in three Americans will be diagnosed with cancer, and two out of three diagnosed with the disease will die from it, according to Reuters Business Insight. Our objective is to provide cancer patients with effective and safe therapeutics that save or prolong their lives. We are developing a diversified product portfolio targeting multiple forms of cancer, including three of the most prevalent: breast, prostate and colon cancer. Our pipeline of seven drugs will consist of five drug candidates in or beginning clinical trials and two in pre-clinical stages of development. The clinical candidates can be divided into the following categories: New Chemical Entities ("NCE"), therapeutic switches of existing drug in the market that are not indicated currently to treat cancer, and reformulations of drugs in the market indicated to treat cancer.

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

-------------------------------------------------------------------------------------------------------

                                                                 Phase of Development
                                                  -----------------------------------------------------
  Product
 Candidate              Indication                Pre-Clinical     Phase I     Phase II     Phase III
-------------------------------------------------------------------------------------------------------
INOC-001       Chemo-Resistance Inhibitor

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

Partnerships . Cynat Oncology Inc, a wholly owned subsidiary of Bioaccelerate, is a joint venture partner in Resistys, Inc. with Avantogen formerly known as Australian Cancer Technology ("ACT"). As part of Bioaccelerate's obligation to provide six clinical products to Innovate, Bioaccelerate transferred 100% of the capital stock of Cynat Oncology Inc to Innovate on March 16, 2005 following an announcement on February 14, 2005, that Bioaccelerate would assign its rights to develop and commercialize INOC-001 to Innovate. The Company is sharing the development costs equally with its partner as well as an exclusive license to market the product in the U.S. and Canada.

Status . On December 15, 2004, Bioaccelerate announced it had initiated a Phase I/II clinical trial for the treatment of metastatic pancreatic cancer with its co-development partner ACT. The eight-month study will include 22 patients with metastatic pancreatic cancer and will be conducted at three leading centers in
Germany: Chemnitz Clinics in collaboration with the Technical University Dresden; Munich University of Technology's Kilinikum rects der Isar; and University of Munich Hospital's Klilnikum Gro(beta)hadern. The trial is being managed by Swiss CRO Hesperion. INOC-001 tablets are administered in conjunction with conventional chemotherapy agents and will be evaluated in this study with Gemcitabine. Eighteen patients have been enrolled and dosed.

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

Partnerships . On August 6, 2004, Bioaccelerate entered into an agreement with Targent, Inc. to acquire eight patents and certain confidential information related to INOC-002. Bioaccelerate assigned this agreement to Innovate on March 16, 2005 subject to consent by Targent. The agreement between Bioaccelerate and Targent requires consent by the other party to any assignment which consent may not be unreasonably withheld or delayed. Bioaccelerate has sought consent from Targent to the assignment and is awaiting confirmation by Targent. The Company is responsible for the drug development costs as well any maintenance fees on patents and patent applications.

Status . Pre-clinical trials confirmed the additive effect of INOC-002. The Company plans to initiate its clinical program within a year. .

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

Status. Pre-clinical development has been completed. The Company expects to file an IND application by first quarter of 2006 to conduct Phase I clinical trials for advanced prostate cancer.

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

Status . Pre-clinical testing has been completed. The Company expects to file an IND application with the FDA in the fourth quarter of 2005.

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

Status . Pre-clinical testing is complete. The Company expects to file an IND application with the FDA by early 2006.

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

Results of Operations

During the quarter ended June 30, 2005, work continued on the product development programs as planned and the individual expense items are detailed below.

General and administrative expenses amounted to $408,237 for the three months ended June 30, 2005 compared with 262,670 to March, 31, 2005. The increased costs were primarily consulting fees, in particular for regulatory, licensing and patent advice.

Research and development expenses for the three months ended June 30, 2005 were $618,367 compared with (pound)1,437,347 in ,period to March 31, 2005. The higher figure in the previous period was due to high start up costs.

The company has a made a net loss in the six months to June 30, 2005 of $2,775,821 and a loss of $3,895,858 since inception.

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



ITEM 3 - CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in timely ensuring that (i) information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that, in designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily will apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls Over Financial Reporting

There have been no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Dated: August 22, 2005

Innovate Oncology, Inc.



                             By: /s/ Nigel Rulewski
                             ------------------------------------
                             Nigel Rulewski
                             CEO, President & Director
                             (Principal Executive Officer)


                             By: /s/ Alan Bowen
                             ------------------------------------
                             Alan Bowen
                             CFO, Secretary, Treasurer & Director
                             (Principal Financial Officer)

                             By: /s/Linden Boyne
                             ------------------------------------
                             Secretary, Director