Form 10QSB
period 2005-09-30
INNOVATE ONCOLOGY, INC.
filed 2005-12-15
CIK 894538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 2005

                         Commission File No. 33-55254-28

                             INNOVATE ONCOLOGY, INC.
             (Exact name of registrant as specified in its charter)


             NEVADA                                       87-0438641
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


                712 Fifth Avenue, 19th Floor, New York, NY 10019
                -------------------------------------------------
                    (Address of principal executive offices)

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


The number of shares outstanding of the registrant's common stock, par value $0.001, as of December 15, 2005, was 18,178,242.

                             INNOVATE ONCOLOGY, INC.

              Form 10-QSB for the quarter ended September 30, 2005


                                      Index


                                                                           Page
                                     Part I

Item 1. Financial Statements                                                 3

Item 2. Management Discussion and Analysis or Plan of Operation             10

Item 3. Controls and Procedures                                             20

                                     Part II

Item 1. Legal Proceedings                                                   21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds         21

Item 3. Default on Senior Securities                                        21

Item 4. Submission of Matters to a Vote of Security Holders                 21

Item 5. Other Information                                                   21

Item 6. Exhibits and Reports on Form 8-K                                    21

Signatures                                                                  22

                             INNOVATE ONCOLOGY, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                   September 30,
                                                                       2005
ASSETS
Current Assets
Cash and cash equivalents                                           $       580
                                                                    -----------
TOTAL ASSETS                                                        $       580
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable                                                    $   174,064
Accrued expenses                                                         46,000
Amounts due to related parties                                          160,000
Notes due to related party                                            4,212,624
                                                                    -----------
TOTAL LIABILITIES                                                     4,592,688
                                                                    -----------

STOCKHOLDERS' DEFICIT
Preferred Stock, 25,000,000 shares authorized;                               --
none issued and outstanding
Common Stock, par value $.001; 125,000,000 shares                        17,953
authorized, 17,953,242 issued and outstanding
Additional paid in capital                                              (17,953)
Deficit accumulated during development stage                         (4,592,108)
                                                                    -----------
Total Stockholder's Deficit                                          (4,592,108)
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                         $       580
                                                                    ===========


The accompanying notes are an integral part of these financial statements.

                             INNOVATE ONCOLOGY, INC
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Nine Months     Nine Months       Quarter         Quarter      From Inception
                                                   Ended           Ended           Ended           Ended       July 21, 2004
                                               September 30,   September 30,   September 30,   September 30,  to September 30,
                                                   2005            2004            2005            2004            2005
                                               ------------    ------------    ------------    ------------    ------------
Operating expenses
Research and development                       $  2,550,534    $         --    $    494,820    $         --    $  3,435,466
General and administrative                          842,337         310,079         230,430         310,079       1,069,742
                                               ------------    ------------    ------------    ------------    ------------
Net operating (loss)                             (3,392,871)       (310,079)       (725,250)       (310,079)     (4,505,208)
Loan interest expense                                79,200              --          30,000              --          86,900
                                               ------------    ------------    ------------    ------------    ------------
(Loss) attributable to common stockholders       (3,472,071)       (310,079)       (755,250)       (310,079)     (4,592,108)
Other comprehensive income (loss)
Foreign currency translation adjustments                 --              --              --              --              --
                                               ------------    ------------    ------------    ------------    ------------
Total comprehensive (loss)                     $ (3,472,071)   $   (310,079)   $   (755,250)   $   (310,079)   $ (4,592,108)
                                               ============    ============    ============    ============    ============
Net loss per share, basic and diluted          $      (0.19)   $      (0.21)   $      (0.04)   $      (0.21)
                                               ============    ============    ============    ============
Weighted average number of share outstanding     17,953,242       1,453,242      17,953,242       1,453,242
                                               ============    ============    ============    ============


The accompanying notes are an integral part of these financial statements.

                             INNOVATE ONCOLOGY, INC
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                   (Unaudited)

                                                                                                                     Total
                                                               Common Stock            Paid -In     Accumulated   Stockholders'
                                                           Shares         Amount       Capital        Deficit        Deficit
                                                        -----------    -----------    -----------    -----------    -----------
Initial capitalization                                    1,453,242    $     1,453    $    (1,453)   $        --    $        --
Shares issued on reorganization October 01, 2004         16,500,000         16,500        (16,500)            --             --
Net loss for the period ended December 31, 2004                                                       (1,120,037)    (1,120,037)
                                                        -----------    -----------    -----------    -----------    -----------
Balance December 31, 2004                                17,953,242         17,953        (17,953)    (1,120,037)    (1,120,037)

Net loss for the nine months ended September 30, 2005            --             --             --     (3,472,071)    (3,472,071)
                                                        -----------    -----------    -----------    -----------    -----------
Balance September 30, 2005                               17,953,242    $    17,953    $   (17,953)   $(4,592,108)   $(4,592,108)
                                                        ===========    ===========    ===========    ===========    ===========


The accompanying notes are an integral part of these financial statements.

                             INNOVATE ONCOLOGY, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       Nine Months    Nine Months    From Inception
                                                           Ended          Ended     July 21, 2004 to
                                                      September 30,  September 30,    September 30,
                                                           2005           2004             2005
                                                       -----------    -----------      -----------
Cash flows from operating activities:
    Net loss                                           $(3,472,071)   $  (310,079)     $(4,592,108)

Changes in operating assets and liabilities:

Decrease in prepaid expenses                                42,106             --               --
Increase in accounts payable                               174,064             --          174,064
Increase in accrued expenses                                11,000         95,842           46,000
Increase in amount due to related party                     90,000             --          160,000
                                                       -----------    -----------      -----------
Net cash (used in) operating activities                 (3,154,901)      (214,237)      (4,212,044)
                                                       -----------    -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Notes payable to related parties                         3,155,481        214,237        4,212,624
                                                       -----------    -----------      -----------

Net cash provided by financing activities                3,155,481        214,237        4,212,624
                                                       -----------    -----------      -----------

Effect of changes in exchange rates                             --             --               --

                                                       -----------    -----------      -----------
Net increase in cash and cash equivalents                      580             --              580

Cash and cash equivalents at beginning of the period            --             --               --

                                                       -----------    -----------      -----------
Cash and cash equivalents at the end of the period     $       580    $        --      $       580
                                                       ===========    ===========      ===========


The accompanying notes are an integral part of these financial statements.

                             INNOVATE ONCOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

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

In the opinion of management, the unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the balance sheet as of September 30, 2005 and the statements of operations and cash flows for the three months and nine months ended September 30, 2005. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending December 31, 2005.

NOTE 2 - Going Concern

The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations. However, as of September 30, 2005, the Company did not have significant cash or other material assets, nor did it have an established source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company is presently entirely dependent for its capital requirements on a credit facility of $5 million advanced by, Bioaccelerate, Inc. a subsidiary of its major shareholder. The Company's future capital requirements will depend upon numerous factors including, but not limited to, continued progress in developing its products, market penetration and profitable operations from the sale of its products. These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a going concern. While members of the Company's management have been successful in raising capital for other ventures in the past, and plan to raise equity capital for the Company, there can be no assurance that these plans will be achieved on acceptable terms.

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

Stock options and warrants issued to non-employees are recorded at their fair value as determined in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction With Selling Goods or Services, and recognized over the related service period. During fiscal 2004, the Company issued 1,000,000 common stock warrants at an exercise price of $1 per share expiring July 22, 2009. The value of these warrants using the Black-Scholes pricing model with the following assumptions: 60 months expected life, 100% stock volatility, 3.625% risk-free interest rate and no dividends, is immaterial and no value has been assigned to these warrants.


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

Numerator - Net loss                                               $ (3,472,071)

Denominator- Weighted average shares outstanding                     17,953,242

Net loss per share                                                 $      (0.19)

Incremental common shares (excluded from the
Denominator because they are anti-dilutive)
Warrants                                                              1,000,000


NOTE 5 - Amounts due to Related Parties

As of September 30, 2005 the company had an amount of $160,000 outstanding to Sterling FCS Ltd under an annual contract for the provision of corporate and financial services at a cost of $10,000 per month.

NOTE 6 - Notes due to Related Parties

On July 22, 2004, the Company entered into a secured credit facility for $5.0 million with Bioaccelerate Inc, which bears interest at the Applicable Federal Rate as defined in Section 1274(d) of the Internal Revenue Code of 1986. The interest rate as of September 30, 2005 was 4.13%. The Company intends to use these funds to develop its lead products. The facility is secured by all tangible and intangible assets. As an inducement to Bioaccelerate Inc. to provide the credit facility, the Company issued warrants to purchase 1,000,000 shares of its common stock at an exercise price of $1.00 per share expiring on July 22, 2009. No value was assigned to these warrants. Cumulative accrued interest as of September 30, 2005 amounts to $86,900. Total due at the end of the quarter was $4,212,624, excluding interest the Company has drawn down $4,125,724 of the facility.


NOTE 7 - Commitments and Contingencies

On March 16, 2005, Bioaccelerate assigned the rights to six clinical and up to four pre-clinical compounds from Bioaccelerate's drug portfolio. The assignments are generally subject to written consent by the other party to the license agreement, which consent can not be unreasonably withheld, and in one case payment by Bioaccelerate of some additional consideration to the other party to the license agreement. In addition, Innovate is already a party to certain licensing agreements. Our management estimates these Agreements require a Company investment of approximately $700 thousand in the current year. Until Innovate secures additional equity capital or other financing the Company is entirely dependent upon financial support from its major shareholder, Bioaccelerate, to satisfy these commitments and the Company's other capital requirements. One of the compounds, which comprised part of the Innovate portfolio has been assigned to Bioaccelerate Inc. This assignment has resulted in reduction of $1.4m in the future commitments of the Company. Innovate is currently considering a number alternative compounds included within Bioaccelerate's portfolio in order to select a suitable replacement. If, at any time, Innovate should have insufficient capital to satisfy the expenditure requirements under the licensing agreements or its other capital requirements, the Company's business and prospects could be materially adversely affected and its rights to develop the compounds covered by the license agreements could be lost or adversely affected.

The Company leases 200 square feet in each of its office facilities in New York and London from Bioaccelerate on a month-to-month basis for aggregate monthly rents of approximately $9,000.

NOTE 8 - Subsequent Events

Common Stock

On October 19, 2005 the company issued 225,000 shares of common stock for consultancy services at a market price of $3.25 per share.

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

Although forward-looking statements in this Report on Form 10-QSB reflect the good faith judgment of management, such statements can only be based on facts and factors currently known by management. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in, or anticipated by, the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes, include without limitation, those discussed in our Annual Report on Form 10-KSB for the period ended December 31, 2004. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Report. Readers are urged to carefully review and consider the various disclosures made by us in our Annual Report on Form 10-KSB for the period ended December 31, 2004, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows.

The following discussion should be read along with the Consolidated Financial Statements and Notes to our audited financial statements for the fiscal period ended December 31, 2004, as well as the other interim unaudited financial information for the current fiscal year.

Critical Accounting Policies and Estimates

The preparation of the Company's financial statements requires management to make certain critical accounting estimates that impact the stated amount of assets and liabilities at a financial statement date and the reported amount of income and expenses during a reporting period. These accounting estimates are based on management's judgment and are considered to be critical because of their significance to the financial statements and the possibility that future events may differ from current judgments, or that the use of different assumptions could result in materially different estimates. The critical accounting policies and estimates have not changed from and should be read in conjunction with the Company's Annual Report filed on Form 10-K for the period ended December 31, 2004.
The Company's estimates are reviewed continuously to ensure reasonableness. However, the amounts the Company may ultimately realize could differ from such estimated amounts.

Overview

Innovate Oncology, Inc. (the "Company" or "Innovate") acquires, develops and seeks to commercialize novel compounds to treat various types of cancer. Our drug pipeline consists of seven drug products, five clinical candidates and two in pre-clinical development and focuses on multiple forms of cancer, including three of the most prevalent: breast, prostate and colon cancer.
Bioaccelerate Holdings, Inc. ("Bioaccelerate") owns 88.6% of the Company's common stock. Bioaccelerate is a pharmaceutical development company incorporated in Nevada and traded on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol OTCBB: BACL. Like the Company, Bioaccelerate enters into co-development and licensing agreements with leading medical research, academic and private pharmaceutical companies. On July 21, 2004, Bioaccelerate sold its UK subsidiary, Innovative Oncology Limited, ("Innovative") to Innovate Oncology, Inc. ("Innovate Oncology"), a Delaware corporation, in exchange for 100% of the outstanding common stock of Innovate Oncology. As part of that transaction, Bioaccelerate agreed to assign the licenses, rights and obligations for six clinical and up to four pre-clinical drug compounds from its portfolio of drug candidates in development to Innovate Oncology.

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

To enhance the growth prospects of the Company it has appointed Mr Sujay Kango as Chief Executive Officer and Mr Paul Hopper as Chairman of the Board of Directors. Mr Hopper was formerly the CEO of Australian Cancer Technology Limited, now known as Avantogen Limited, Innovate's joint venture partner in North America for the development of RP-101. Mr Kango has 14 years of successful pharmaceutical experience including marketing, management and sales. Prior to joining Innovate, Mr Kango was at Tibotec Therapeutics, a division of Ortho Biotech where most recently he was the Director of Oncology Marketing.

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

Research and Development

Our primary research and development efforts have focused on identifying promising compounds and developing them into products to treat various types of cancer. We engage in research, pre-clinical studies and clinical development with third-party laboratories, including Supratek Pharma, Inc Baylor School of Medicine and Northwestern University for pre-clinical development; Klinikum Chemnitz gGmbH and Technical University Munich, both in Germany, for clinical trials; Hesperion Ltd. in Switzerland for clinical CROs; and Nycomed in Denmark and PMRS, Inc. for drug substance and product manufacturing. Our research and development structure is designed to enable us to evaluate and make the best choices for where and how projects are run and resourced. Each is managed as a discrete project with its own budget and project management. When it's practical and desirable, different projects will use common resources and contracted facilities.

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

Innovate Oncology's Product Portfolio

One in three Americans will be diagnosed with cancer, and two out of three diagnosed with the disease will die from it, according to Reuters Business Insight. Our objective is to provide cancer patients with effective and safe therapeutics that save or prolong their lives. We are developing a diversified product portfolio targeting multiple forms of cancer, including three of the most prevalent: breast, prostate and colon cancer. Our pipeline of seven drugs consists of five drug candidates in or beginning clinical trials and two in pre-clinical stages of development. The clinical candidates can be divided into the following categories: New Chemical Entities ("NCE"), therapeutic switches of existing drug in the market that are not indicated currently to treat cancer, and reformulations of drugs in the market indicated to treat cancer.

The portfolio of clinical candidates includes two NCEs, which may have the greatest commercial potential, but also carry the highest risk precisely because of their novelty. The portfolio's therapeutic switch offers the advantages of being a proven drug that we believe may have medical and market value that isn't realized fully by its current use. Like a therapeutic switch, reformulating an existing, FDA-approved compound offers lower risk to the Company because it's a validated therapy and potentially less expensive to develop. We believe this diversified approach balances the risks and rewards inherent in each drug candidate and its particular development program.

Our portfolio is characterized by compounds that have multiple mechanisms of action, which, we believe might substantially increase a compound's clinical efficacy. Also, several of these products are lead compounds derived from novel technologies with the potential for follow-on compounds to be developed into separate products for related indications.

One of the compounds, which comprised part of the Innovate portfolio has been assigned to Bioaccelerate Inc. This assignment has resulted in reduction of $1.4m in the future commitments of the Company. Innovate is currently considering a number alternative compounds included within Bioaccelerate's portfolio in order to select a suitable replacement.

Innovate Oncology's Product Pipeline

The table below summarizes the status of our development programs.

                                                                     Phase of Development
Product                                             -------------------------------------------------------
Candidate                  Indication                Pre-Clinical    Phase I     Phase II     Phase III
-----------------------------------------------------------------------------------------------------------
INOC-001      Chemo-Resistance Inhibitor                   X            X           X

INOC-002      Chemotherapy Potentiator                     X            X           X

INOC-005      Capridine Beta                               X            X

INOC-009      Oral Paclitaxal Formulation                  X            X

INOC-010      Polymer-Formulated Camptothecin              X            X

INOC-016      HER2 Oncogene Inhibitor                      X

INOC-019      Prostate Tumor Suppressor                    X

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

Partnerships. Cynat Oncology a wholly owned subsidiary of Bioaccelerate, is a joint venture partner in Resistys, Inc. with Avantogen formerly known as Australian Cancer Technology ("ACT"). As part of Bioaccelerate's obligation to provide six clinical products to Innovate, Bioaccelerate transferred 100% of the capital stock of Cynat Oncology to Innovate on March 16, 2005 following an announcement on February 14, 2005, that Bioaccelerate would assign its rights to develop and commercialize INOC-001 to Innovate. The Company is sharing the development costs equally with its partner as well as an exclusive license to market the product in the U.S. and Canada.

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

Patents. A U.S. patent, number US 6,589,941 was granted for the compound in 2003 and another U.S. patent is pending. A patent was issued under the terms of the Patent Cooperative Treaty ("PCT"), which is adhered to by more than 100 countries.

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

Partnerships. On March 31, 2005, the Company entered into an agreement with Prostagenics, LLC pursuant to which, Innovate obtained the global patent rights to develop and commercialize INOC-005.

Status. Pre-clinical development has been completed. The Company expects to file an IND application by mid 2006 to conduct Phase I clinical trials for advanced prostate cancer.

Patents. A U.S. patent, number US 6,589,961 was granted to this product candidate in 2003. Seven other patent applications have been filed for this compound in the U.S., Canada, Mexico, Europe and Israel.

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

Status. Pre-clinical testing has been completed. The Company expects to file an IND application with the FDAmid 2006.

Patents. Supratek owns a total of four "composition of matter" patents numbers US 5,817,321, 6,060,518, 6,277,410 and 6,387,406 in the U.S. related to its proprietary technology and is responsible for maintenance and upkeep of its patents


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

Status. Pre-clinical testing is complete. The Company expects to file an IND application with the FDA in 2006.

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

Patents. A U.S. patent, number US 6,780,984 was granted for this compound in 2004.


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

Results of Operations - Comparison of quarter ended September 30, 2005 and 2004 During the quarter ended September 30, 2005, work continued on the product development programs as planned and the individual expense items are detailed below.

General and administrative expenses amounted to $230,430 for the quarter ended September 30, 2005 compared with $310,079 for the quarter ended September 30, 2004. The higher costs in 2004 were primarily due to consulting fees relating to the setting up of new research projects. During 2005 management expense increased significantly over the previous year however this has been offset by a reduction in consultancy fees.

Research and development expenses for the quarter ended September 30, 2005 were $494,820 compared with $0 during the quarter ended September 30, 2004.

Net loss for the quarter ended September 30, 2005 was $755,250 compared with $310,079 for the quarter ended September 30, 2004. This increase was due to the research and development activities that are now taking place.

Results of Operations - Comparison of nine months ended September 30, 2005 and 2004 General and administrative expenses amounted to $842,337 for the nine months ended September 30, 2005 compared with $310,079 for the nine months ended September 30, 2004. The increase was due to the fact that the activities in 2004 did not start until July of that year. During 2005 management expense increased significantly over the previous year however this has been offset by a reduction in consultancy fees.

Research and development expenses for the nine months ended September 30, 2005 were $2,550,534 compared with $0 during the nine months ended September 30, 2004. Research and development work in 2004 did not start until the last quarter of the year.

Net loss for the nine months ended September 30, 2005 was $3,472,071 compared with $310,079 for the nine months ended September 30, 2004. This increase was due to the research and development activities that are now taking place.

The Company has incurred a net loss of $4,592,108 since inception.

Liquidity and Capital Resources

A $5million credit facility was agreed with Bioaccelerate on July 22, 2004. The Company is using these funds to develop its lead products. This investment has enabled the Company to progress its milestones for its lead development programs. We believe this facility will be sufficient to support our business plan until longer term financing can be arranged.

Should encounter any unforeseen problems, the Company will review its budget and adjust the scheduling and costs of the development programs accordingly to allow the Company to operate until sufficient long term funding is achieved. However, a key element of our business strategy is to continue to acquire, obtain licenses for, and develop, new technologies and products that we believe offer unique market opportunities and/or complement our existing product lines.

ITEM 3 - CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company's President and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in timely ensuring that (i) information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and
(ii) information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including the Company's President and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that, in designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily will apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls for Financial Reporting

There have been no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

31. Written Statement of President and Chief Financial Officer with respect to compliance with Section 13(a) or 15 (d) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

32. Written Statement of President and Chief Financial Officer with respect to compliance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and pursuant to 18 U.S.C. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K. The following reports have been filed on Form 8-K during the last fiscal quarter:

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officers.

Dated: December 15, 2005

Innovate Oncology, Inc.


                                        By: /s/ Nigel Rulewski
                                        ------------------------------------
                                        Nigel Rulewski
                                        President & Director
                                        (Principal Executive Officer)


                                        By: /s/ Alan Bowen
                                        ------------------------------------
                                        Alan Bowen
                                        CFO, Treasurer & Director
                                        (Principal Financial Officer)

                                        By: /s/Linden Boyne
                                        ----------------------------------
                                        Secretary, Director