Form 10KSB
period 2005-12-31
INNOVATE ONCOLOGY, INC.
filed 2006-04-17
CIK 894538

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

                       Commission File Number: 33-55254-28

                             Innovate Oncology, Inc.
                 (Name of small business issuer in its charter)


            Nevada                                     87-0438641
 (State or Other Jurisdiction                        (IRS Employer
of Incorporation or organization)                  Identification No.)

           712 Fifth Avenue, 19th Floor, New York, New York 10019-4108
               (Address of principal executive offices) (Zip code)

                                  646-723-8944
                (Issuer's telephone number, including area code)

          Securities registered under Section 12(b) of the Exchange Act
                                      None

          Securities registered under Section 12(g) of the Exchange Act
                                      None

Check whether the issuer has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The issuer had no revenue in the most recent fiscal year.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asking price of such common equity as of April 7, 2006 was $3,189,539

The issuer has 27,000,000 shares of common stock outstanding as of April 7, 2006

                       DOCUMENTS INCORPORATED BY REFERENCE

                                 Not Applicable

          Transitional Small Business Disclosure Format: Yes |_| No |X|

                             Innovate Oncology, Inc.

                Form 10-KSB for the year ended December 31, 2005


                                      Index







                                     Part I
                                                                            Page

Item 1.    Description of Business                                            3
Item 2.    Description of Property                                           19
Item 3.    Legal Proceedings                                                 19
Item 4.    Submission of Matters to a Vote of Security Holders               19



                                     Part II

Item 5.    Market for Common Equity, Related Stockholder Matters and
            Small Business Issuer Purchases of Equity Securities             20
Item 6.    Management's Discussion and Analysis or Plan of Operation         20
Item 7.    Financial Statements                                              24
Item 8.    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                             24
Item8A.    Controls and Procedures                                           24
Item 8B.   Other Information                                                 25



                                    Part III

Item 9.    Directors, Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of the Exchange Act       25
Item 10    Executive Compensation                                            27
Item 11.   Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters                                  27
Item 12.   Certain Relationships and Related Transactions                    28
Item 13.   Exhibits                                                          28
Item 14.   Principal Accountant Fees and Services                            29

           Signatures                                                        30

                                     PART I

Item 1.  Description of Business

The Company

Innovate Oncology, Inc. (the "Company" or "Innovate") acquires, develops and seeks to commercialize novel compounds to treat various types of cancer. The Company's portfolio of compounds under development consists of three compounds that are being tested to target some of the most common types of cancer, such as breast cancer, which is the second most prevalent type worldwide, according to the World Health Organization, as well as some of the most lethal, such as pancreatic cancer, in which the five-year survival rate is only about 4.4%, according to the American Cancer Society.

The Company is an indirect subsidiary of Bioaccelerate Holdings, Inc. ("Bioaccelerate"). At April 7, 2006, Bioaccelerate owns approximately 91.6% of the Company's outstanding shares. Bioaccelerate is a pharmaceutical development company incorporated in Nevada and traded on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol OTCBB: BACL. Like the Company, Bioaccelerate enters into co-development and licensing agreements with leading medical research, academic and private pharmaceutical companies. On July 22, 2004, Bioaccelerate, Inc., which is now a subsidiary of Bioaccelerate Holdings, Inc., sold its UK subsidiary, Innovative Oncology Limited, ("Innovative") to Innovate Oncology, Inc. ("Innovate Oncology"), a Delaware corporation, in exchange for 100% of the outstanding common stock of Innovate Oncology. As part of that transaction, Bioaccelerate agreed to assign the licenses, rights and obligations for various clinical and pre-clinical drug compounds from its portfolio of drug candidates in development to Innovate Oncology.

On August 23, 2004, Innovate Oncology entered into an agreement with Hampton Berkshire Insurance & Financial, Inc. ("Hampton") in which Hampton agreed to acquire 100% of the outstanding common stock of Innovate Oncology. As part of the transaction, Hampton, a Nevada corporation, cancelled 5,026,590 shares of its common stock, effected a 3.8-for-1 reverse stock split, which reduced its pre-acquisition outstanding common stock to 1,453,242, and issued 16,500,000 shares of its common stock to Innovate Oncology's shareholders. Contemporaneous with the close of the acquisition, Hampton changed its corporate name from Hampton to Innovate Oncology, Inc., moved its corporate office to New York, and replaced all management, corporate officers and directors. At the close of the acquisition on October 1, 2004, the Company had 17,953,242 shares of common stock issued and outstanding.

Avantogen Limited (formerly Australian Cancer Technologies Limited) ("Avantogen"), a biotechnology company focused on oncology products and traded on the Australian Stock Exchange under the symbol "ACU", formed Resistys, Inc. ("Resistys") in August 2004 as a wholly owned subsidiary incorporated in Delaware and obtained the North American license to develop and market a pancreatic cancer drug known as RP101. On October 5, 2004, Bioaccelerate and Avantogen entered into a joint venture agreement to co-develop RP101 and share the exclusive rights to market the product in North America with each controlling 50% in the subsidiary Resistys. On January 17, 2005 Bioaccelerate assigned 100% of its shares in Resistys to a wholly owned subsidiary, Cynat Oncology Limited ("Cynat"). Bioaccelerate transferred 100% of the capital stock of Cynat to the Company on March 16, 2005. As a result, Innovate controls 50% of Resistys and RP101. The Company also refers to the compound RP101 as INOC-001.

After extensive negotiations, the Company, Avantogen and Bioaccelerate entered into a binding Share Exchange Agreement (the "Agreement") executed on February 1, 2006. The Agreement is filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 7, 2006 and is specifically incorporated herein by reference.

Under the terms of the Agreement, Avantogen will transfer its 50% interest in Resistys, $1,000,000 in cash, and either rights to a drug compound chosen by Avantogen and satisfactory to the Company or an additional $100,000, in exchange for 32 million shares of Innovate Common Stock to be issued to Avantogen or its designee As a result of the transaction, Resistys, with its pancreatic chemoresistance inhibitor compound which is currently under development, will be a wholly owned subsidiary of the Company. Avantogen will own, directly or indirectly, approximately 54.24% of the 59 million shares of the Company's Common Stock outstanding on a fully diluted basis. The Company expects the transaction to be completed in the Spring of 2006.

Also, upon closing the Company's current Board of Directors and officers will resign. The Board of Directors will be replaced by five (5) directors, three of whom will be nominated by Avantogen and two (2) of whom will be nominated by the members of the out-going Board of Directors of the Company. Dr. Richard Opara, who is currently the Chairman of the Board of Avantogen, will serve as Chairman of the Board of the Company immediately upon the closing of the transaction.

The transaction has been approved unanimously by the Board of Directors of each party to the Agreement. The consummation of the transaction requires approval by the shareholders of Avantogen and Innovate. At April 7, 2006, Bioaccelerate owns 91.6% of the Company's outstanding Common Stock. Dr. Opara owns 45% of Avantogen's outstanding common stock. Bioaccelerate and Dr. Opara have executed and delivered voting agreements and proxies regarding the transaction, which were filed as Exhibits 10.2 and 10.3, respectively, to the Company's Current Report on Form 8-K filed on February 7, 2006 and are specifically incorporated herein by reference. By executing and delivering the voting agreement and proxy, Bioaccelerate ensures that Innovate's shareholders will approve the transaction through an action by written consent. Avantogen intends to seek approval of the transaction by its shareholders at a shareholder meeting, but Dr. Opara's execution and delivery of a voting agreement and proxy makes it likely that such approval will be obtained.

In addition, prior to closing Innovate will have executed and delivered to Avantogen a registration rights agreement reasonably satisfactory in form and substance to Avantogen and Bioaccelerate. The transaction also is subject to the delivery at closing of a non-competition agreement, satisfactory in form and substance to the parties, such that the parties will not compete with the "Business", which is defined in the Agreement as the promotion, development, testing, design, marketing, provision or sale of any product designed or intended to do or assist with any of the following: (i) to use antiviral agents to treat chemoresistance; (ii) to suppress genes that counteract the effects of conventional chemotherapeutics; or (iii) to serve as adjuvants to treat chemoresistance.

It is a condition to the Agreement that on or prior to closing the outstanding credit line by Bioaccelerate in favor of the Company will have been terminated and no amounts shall remain due to Bioaccelerate in respect of the credit line.

Also, the transaction is subject to completion, on or prior to the closing, of amendments to the Company's charter documents, reasonably satisfactory in form and in substance to the parties to reflect, among other things, (i) that the Nevada Revised Statutes "Combinations with Interested Stockholder," "Acquisition of Controlling Interests" and similar provisions do not apply to the transaction or to Avantogen or its affiliates, and (ii) restrictions on actions by the Company post-closing without the prior approval of Bioaccelerate so long as Bioaccelerate owns 20% or more of the capital stock of the Company on a fully diluted basis, and such other matters, if any, as may be mutually agreed by Bioaccelerate and Avantogen, unless as to item (ii), Avantogen and Bioaccelerate agree to address such matters in a voting agreement. The Agreement also includes various representations, warranties, closing conditions, indemnifications, termination provisions and other terms and conditions of a nature customary in share exchange agreements of this nature.


Business Strategy

Large pharmaceutical companies need additional drugs of substantial market potential to fill depleted development pipelines, particularly since many of their products will soon be losing patent protection and internal development may fail to keep up with commercial demand for innovation. Increasingly, those companies seek to fill that gap by in-licensing drugs at the middle to late stages of development rather than acquiring compounds at an earlier stage. In-licensed Phase III products accounted for more 30% of the in-licensing agreements made by large pharmaceutical companies in 2002, according to Reuters Business Insight.

Innovate uses a network of relationships it has forged in academia, medical research centers and industry to in-license or acquire promising early-stage compounds and existing compounds that can be reformulated, used for new indications or used with new dosing regimens. We rely upon these relationships and a product development network to accelerate the time it takes for new compounds to reach the critical Phase III clinical trial level when a drug is most attractive to large pharmaceutical companies.

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


Research and Development

Our primary research and development efforts have focused on identifying promising compounds and developing them into products to treat various types of cancer. We outsource with third party laboratories our requirements for research, pre-clinical studies and clinical development, and also outsource with third parties our requirements for drug substance and product manufacturing. Our research and development structure is designed to enable us to evaluate and make the best choices for where and how projects are run and resourced. Each is managed as a discrete project with its own budget and project management. When it's practical and desirable, different projects will use common resources and contracted facilities.

Our budget projections for research and development are based primarily upon those established and set out in or pursuant to our agreements with research and co-development partners. Projects may meet development and regulatory barriers, however that would require additional work or a change in approach which can lead to changes in both timing and budget requirements to maintain a product's path to market. When this situation arises, we tend to be in a more flexible position to meet such demands than a fully internally resourced pharmaceutical company that relies on existing internal capabilities to progress.


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

o enter into co-development and marketing and sales partnership arrangements;

o     license additional technology;

o     maintain a proprietary position in our technologies and products; and

o     attract and retain key personnel.

For these reasons we intend to continue to seek to strengthen the key areas of the business that we can control in-house effectively and to seek to leverage what we believe are the key advantages of our business model and strategy: flexibility, responsiveness, speed and mitigating risks.

Innovate Oncology's Product Portfolio

One in three Americans will be diagnosed with cancer, and two out of three diagnosed with the disease will die from it, according to Reuters Business Insight. Our objective is to provide cancer patients with effective and safe therapeutics that save or prolong their lives. We are developing a diversified product portfolio targeting multiple forms of cancer The Company's drug pipeline has three compounds in different stages of development, including a therapeutic switch of an existing drug that is not indicated currently to treat cancer, currently in Phase I/II trials; a new chemical entity in pre-clinical testing; and a reformulation of an approved product in the market indicated to treat cancer, also completing pre-clinical testing.

Our portfolio is characterized by compounds that have multiple mechanisms of action, which we believe may substantially increase a compound's clinical efficacy. Also, more than one of these products are lead compounds derived from novel technologies with the potential for follow-on compounds to be developed into separate products for related indications.

Innovate Oncology's Product Pipeline

The table below summarizes the status of our development programs.

---------------------------------------------------------------------------------------------------------------------------------
                                                                                 Phase of Development
                                                      ---------------------------------------------------------------------------
   Product
 Candidate                  Indication                   Pre-Clinical         Phase I           Phase II           Phase III
---------------------------------------------------------------------------------------------------------------------------------
INOC-001        Chemo-Resistance Inhibitor

INOC-005        Capridine Beta

INOC-009        Oral Paclitaxal Formulation
---------------------------------------------------------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

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

Market Opportunity. The American Cancer Society estimated that in 2005, 32,180 people in the U.S. would be diagnosed with pancreatic cancer and 31,800 patients would die from the disease. The five-year survival rate is only 4.4%, making it one of the most lethal forms of cancer. Fewer than 10% of patients respond to treatment.

Partnerships. The Company is developing this compound with Avantogen through a joint venture partnership in Resistys, Inc. Bioaccelerate formed a joint venture partnership in Resistys with Avantogen in September 2004. On January 17, 2005, Bioaccelerate assigned 100% of its shares in Resistys to Bioaccelerate's wholly owned subsidiary Cynat. In partial fulfillment of its its agreement to provide clinical products to Innovate, Bioaccelerate transferred 100% of the capital stock of Cynat and thus its 50% stake in Resistys to Innovate on March 16, 2005. The transfer followed an announcement on February 14, 2005 that Bioaccelerate would assign its rights to develop and commercialize INOC-001 to Innovate. The Company is sharing the development costs equally with its partner as well as an exclusive license to market the product in the U.S. and Canada. If the Share Exchange Agreement among Avantogen, Bioaccelerate and the Company is consummated this Spring, as planned, the Company will own 100% of Resistys.

Status.
The Company has been conducting an extended Phase I/II trial in Germany and a third and final Phase I study is underway to test dose-escalation in 21 patients with metastatic pancreatic cancer. Thus far, the compound has demonstrated notable survival benefits. For the treatment group of patients with advanced pancreatic cancer, the 50% probability of survival increased to an average of 15 months from an historic average of 7.5 months.

The Company is designing a Phase II study in the U.S. and preparing an IND to file with the FDA. We anticipate the FDA will approve the application based on the current data from the German trials. Also, we plan to submit a letter to the FDA requesting orphan status for the drug. Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, generally defined as one that affects populations of fewer than 200,000 people in the U.S.

Patents. A U.S. patent, number 6,589,941 was granted for the compound in 2003 and another U.S. patent is pending. A patent was issued under the terms of the Patent Cooperative Treaty ("PCT"), which is adhered to by more than 100 countries.


INOC-005 Capridine Beta

Description. INOC-005 is a new chemical entity ("NCE") to treat prostate cancer. The compound renders aggressive hormone-independent prostate cells hormone-sensitive, and therefore may be effective in treating both hormone-sensitive and hormone-insensitive tumors in combination with anti-androgen therapy. In pre-clinical development, INOC-005 also showed activity against leukemia, melanoma, lung, colon, ovarian, renal and bladder cancer. Toxicology studies indicate that this compound may have lower bone marrow toxicity than some drugs currently used to treat these conditions.

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

Partnerships. On March 31, 2005, the Company entered into an agreement with Prostagenics, LLC pursuant to which Innovate obtained the global patent rights to develop and commercialize INOC-005.

Status. Pre-clinical efficacy testing has been completed. The Company expects to file an IND application with the FDA in 2006 to conduct Phase I clinical trials for advanced prostate cancer.

Patents. A U.S. patent, number 6,589,961 was granted to this product candidate in 2003. Seven other patent applications have been filed for this compound in the U.S., Canada, Mexico, Europe and Israel.


INOC-009 Oral Paclitaxal

Description. INOC-009 is a reformulation of a commonly used intravenous chemotherapeutic agent that treats several types of cancer, including breast, ovarian and AIDS-related Kaposi's sarcoma. This new oral formulation improves the drug's solubility and therefore facilitates absorption into the bloodstream. The formulation also prevents efflux of the drug from the intestine.

Market Opportunity. Breast cancer is the second most common form of cancer worldwide, according to the World Health Organization's World Cancer Report. An existing intravenous paclitaxal product (Taxol(R)) was one of the top 10 selling cancer drugs in 2004 with sales of more than $1.2 billion.

Partnerships. On July 15, 2004, Bioaccelerate entered into a license and co-marketing agreement with Supratek Pharma, Inc. to develop INOC-009 to treat cancer in humans. Innovate is already a licensee under the terms of the agreement, but Bioaccelerate has also assigned its rights under this agreement to Innovate on March 16, 2005, subject to receipt of Supratek's written consent, which can not be unreasonably withheld.

Status. Pre-clinical testing has been completed. The Company expects to file an IND application with the FDA upon the completion of toxicology studies in 2006.

Patents. Supratek owns a total of four "composition of matter" patents, numbers 5,817,321, 6,060,518, 6,277,410 and 6,387,406, in the U.S. related to its proprietary technology and is responsible for maintenance and upkeep of its patents.


--------------------------------------------------------------------------------
Employees

As of December 31, 2005, we had two full-time employees in management and four part-time employees, four of whom are scientists dedicated to advising our drug development programs. We operate effectively with a limited number of employees because to date we have outsourced all of our development work and much of our corporate and administrative work. We believe our relationships with our employees are good.


                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

--------------------------------------------------------------------------------

This Form 10-KSB contains forward-looking statements. The forward-looking statements include all statements that are not statements of historical fact. The forward-looking statements are often identifiable by the use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," "seek," "contemplate," "hope," "suggest," "envision," or "continue," or comparable language, or the negative or other variation of those or comparable terms. Actual results could differ materially from the anticipated results described with forward-looking statements. Factors that could affect results include, but are not limited to those discussed in "Risk Factors" and included elsewhere in this report. These forward-looking statements are based largely on expectations and are subject to a number of risks and uncertainties, including but not limited to : those risks associated with the ability to identify and raise additional capital to complete product development programs; the allocation of resources as necessary to continue operations; the ability to generate cash flow from revenue or other sources; the ability to use capital stock for acquisitions, paying expenses or other disbursements, attracting personnel or contracts and other business uses. Many of these factors are beyond any management's control. These uncertainties could cause actual results to differ materially from the expectations reflected in these forward-looking statements. In light of these risks and uncertainties, there can be no certainty that the forward-looking information contained in this Form 10-KSB will, in fact, occur. Potential investors should consider carefully the previously stated factors as well as the more detailed information contained elsewhere in this Form 10-KSB before making a decision to invest in Innovate's Common Stock.


                                  RISK FACTORS

--------------------------------------------------------------------------------

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


We may fail to address risks we face as a developing business, which could adversely affect the implementation of our business plan.

We are prone to all of the risks inherent to the establishment of any developmental stage business venture. You should consider the likelihood of our future success to be highly speculative in light of our limited operating history, as well as the limited resources, problems, expenses, risks and complications frequently encountered by similarly situated companies. To address these risks, we must, among other things,

o     implement and successfully execute our business and marketing strategy;

o     respond to industry and competitive developments; and

o     attract, retain, and motivate qualified personnel.

We may not be successful in addressing these risks. If we are unable to do so, our business prospects, financial condition and results of operations would be materially adversely affected.


We may be unsuccessful in our efforts to develop products.

To achieve profitable operations, we, alone or with others, must successfully develop, clinically test, market and sell our products. The development of new pharmaceutical products is highly uncertain and subject to a number of significant risks. Most products resulting from our or our collaborative partners' product development efforts are not expected to be available for sale for several years, if at all. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons, including:

o discovery during pre-clinical testing or clinical trials that the products are ineffective or cause harmful side effects;

o     failure to receive necessary regulatory approvals;

o     inability to manufacture on a large or economically feasible scale; and

o     failure to achieve market acceptance.

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

Because many of our competitors have substantially greater capabilities and resources, they may be able to develop products before us or develop more effective products or market them more effectively, which would limit our ability to generate revenue and cash flow.

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

Although we seek to limit potential sources of competition by developing products that are eligible for orphan drug designation and new drug application approval or other forms of protection, our competitors may develop similar technologies and products more rapidly than us or market them more effectively. Competing technologies and products may be more effective than any of those that are being or will be developed by us. The generic drug industry is intensely competitive and includes large brand name and multi-source pharmaceutical companies. Because generic drugs do not have patent protection or any other market exclusivity, our competitors may introduce competing generic products, which may be sold at lower prices or with more aggressive marketing. Conversely, as we introduce branded drugs into our product portfolio, we will face competition from manufacturers of generic drugs, which may claim to offer equivalent therapeutic benefits at a lower price. The aggressive pricing activities of our generic competitors could have a material adverse effect on our revenue and cash flow.


We rely upon licensing or purchasing products and technologies to grow our product portfolio, and may not be effective in licensing or acquiring new products, which would adversely affect our ability to grow our business and become profitable.

One part of our strategy to expand our portfolio is by licensing or acquiring existing products. Until we develop and introduce a sufficient number of our own products, we must rely upon the availability of products or technologies from other pharmaceutical or biotechnology companies for licensing or purchasing. Our success in executing this strategy depends on our continued ability to identify and acquire new pharmaceutical products targeted at niche markets within selected strategic therapeutic market segments. Other companies, including those with substantially greater financial, marketing and other resources than us, compete with us for the right to license or acquire these products. We may not be successful in identifying potential product licensing or acquisition opportunities. If any of these opportunities are identified, we may not be able to obtain these licenses or complete these acquisitions on acceptable terms. We may not be able to successfully integrate any licensed or acquired products or technologies into our product portfolio. Our failure to obtain licenses for, or complete acquisitions of, products or technologies within a selected strategic therapeutic market segment or to promote and market commercially successful products or technologies within an existing strategic therapeutic market segment could have a material adverse effect on our ability to grow our business and become profitable. Once we have obtained rights to a product or technology and committed to payment terms, we may not be able to obtain and maintain sufficient financial resources, whether from sales or from capital raising or borrowing activities, to fulfil such terms, or generate sales sufficient to create a profit or otherwise avoid a loss. Any inability obtain and maintain sufficient financial resources, or to generate sufficient sales, or any subsequent reduction of sales, could have a material adverse effect on our ability to maintain our rights to products or technologies or upon our revenue and cash flows.


Because we have international operations, we will be subject to risks associated with conducting business in foreign countries.

Because we have international operations in the conduct of our business, we are subject to the risks of conducting business in foreign countries, including:

o different standards for the development, use, packaging and marketing of our products and technologies;

o difficulty in identifying, engaging, managing and retaining qualified local employees;

o difficulty in identifying and in establishing and maintaining relationships with, partners, distributors and suppliers of finished and unfinished goods and services, including, without limitation, CROs;

o the potential burden of complying with a variety of foreign laws, trade standards and regulatory requirements, including the regulation of pharmaceutical products and treatment; and

o general geopolitical risks, such as political and economic instability, changes in diplomatic and trade relations.

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

The pharmaceutical industry is characterized by rapid and significant technological change. We expect that pharmaceutical technology will continue to develop rapidly, and our future success will depend on our ability to develop and maintain a competitive position. Technological development by others may result in products developed by us, branded or generic, becoming obsolete before they are marketed or before we recover a significant portion of the development and commercialization expenses incurred with respect to these products. Alternative therapies or new medical treatments could alter existing treatment regimens, and thereby reduce the need for one or more of the products developed by us, which would adversely affect our revenue and cash flow.


Generic products that third parties may develop could render our products non-competitive or obsolete.

An increase in competition from generic pharmaceutical products could have a material adverse effect on our ability to generate revenue and cash flow.


Clinical trials for our products will be expensive and may be time consuming, and their outcome uncertain; we must incur substantial expenses that may not result in any viable products.

Before obtaining regulatory approval for the commercial sale of a product, we must demonstrate through pre-clinical testing and clinical trials that a product candidate is safe and effective for each intended use in humans. Conducting clinical trials is a lengthy, time-consuming and expensive process. We will incur substantial expenses for, and devote a significant amount of time to pre-clinical testing and clinical trials.

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

Clinical trials for any product may take several years or more to complete. The length of time generally varies substantially according to the type, complexity, novelty and intended use of the product candidate. Our commencement and rate of completion of clinical trials may be delayed by many factors, including:

o inability to manufacture sufficient quantities of materials for use in clinical trials;

o slower than expected rate of patient recruitment or variability in the number and types of patients in a study;

o     inability to adequately follow patients after treatment;

o     unforeseen safety issues or side effects;

o     competition or delays for patient enrolment in clinical studies;

o     lack of safety and efficacy during the clinical trials; or

o     governmental or regulatory delays.


If we fail to hire or lose key management or other personnel, our business will suffer.

We are highly dependent on the principal members of our scientific and management staff. We seek to develop and manage our business on a cost-effective basis, with limited overhead, and one principal means of doing so is to rely upon a relatively small management team. We also rely on consultants and advisors, including our scientific advisors, to assist us in formulating our research and development strategy. Our success also depends upon retaining key management and technical personnel, as well as our ability to continue to attract and retain additional highly qualified personnel. We face intense competition for personnel from other companies, government entities and other organizations. We may not be successful in retaining our current personnel. We may not be successful in hiring or retaining qualified personnel in the future. If we lose the services of any of our scientific and management staff or key technical personnel, or if we fail to continue to attract qualified personnel, our ability to acquire, develop or sell products would be adversely affected.

Our management and internal systems might be inadequate to handle our potential growth.

Our success will depend to a significant degree on the expansion of our operations and the effective management of growth. This growth may place a significant strain on our management and information systems and resources and our operational and financial systems and resources. To manage future growth, our management must continue to improve our operational and financial systems and expand, train, retain and manage our employee base.

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

Our business strategy involves entering into licensing and co-development agreements with strategic partners for the development of our products. We do not anticipate that any licensing or co-development partner will fail to meet its obligations under any licensing or co-development agreement, but cannot provide assurance that each co-development partner will meet its obligations. If any licensing or co-development partner were to fail to meet its obligations under any such agreement or in timely fashion, such failure could have a material adverse affect on us, our development plan and our prospects.


We are dependent on outside manufacturers for the manufacture of our products. Therefore we will have limited control of the manufacturing process and related costs.

Third-party manufacturers currently manufacture all of our compounds for clinical testing pursuant to contractual arrangements. Accordingly, we have a limited ability to control the manufacturing process or costs related to this process. Increases in the prices we pay our manufacturers, interruptions in our supply of products or lapses in quality could adversely impact our ability to conduct clinical trials successfully, in timely fashion or at all, and our sales, eventual margins, profitability and cash flows. We are reliant on our third-party manufacturers to maintain the facilities at which they manufacture our products in compliance with the Food and Drug Administration ("FDA"), the Drug Enforcement Agency ("DEA"), state, local and foreign regulations. If they fail to maintain compliance with the FDA, DEA or other critical regulations, they could be ordered to cease manufacturing which would have a material adverse effect on our business, profitability and cash flows. In addition to FDA and DEA regulation, violation of standards enforced by the Environmental Protection Agency ("EPA"), the Occupational Safety and Health Administration ("OSHA") and their counterpart agencies at the state level could slow or curtail operations of third-party manufacturers. Certain of our manufacturers currently constitute the sole source of one or more of our experimental compounds. Because of contractual restraints and the lead-time necessary to obtain FDA approval, and possibly DEA registration, of a new manufacturer, replacing any of these manufacturers may be expensive and time consuming and may cause delays in our clinical programs or interruptions in our supply of products to customers.

Our industry is subject to extensive government regulation and our products require other regulatory approvals, which makes it more expensive to operate our business and increases the risk that our products may not be approved for sale or such approvals may be delayed, restricted or rescinded.

Regulation in General. Virtually all aspects of our business are regulated by federal and state statutes and governmental agencies in the U.S. and other countries. Failure to comply with applicable statutes and government regulations could have a material adverse effect on our ability to develop and sell products which would have a negative impact on our cash flow. The development, testing, manufacturing, processing, quality, safety, efficacy, packaging, labelling, record-keeping, distribution, storage and advertising of pharmaceutical products, and disposal of waste products arising from these activities, are subject to regulation by one or more federal agencies. These activities are also regulated by similar state and local agencies and equivalent foreign authorities.

FDA Regulation. All pharmaceutical manufacturers in the U.S. are subject to regulation by the FDA under the authority of the Federal Food, Drug, and Cosmetic Act. Under the Act, the federal government has extensive administrative and judicial enforcement powers over the activities of pharmaceutical manufacturers to ensure compliance with FDA regulations. Those powers include, but are not limited to the authority to :

o     initiate court action to seize unapproved or non-complying products;

o     enjoin non-complying activities;

o halt manufacturing operations that are not in compliance with current good manufacturing practices prescribed by the FDA;

o     recall products which present a health risk; and

o     seek civil monetary and criminal penalties.

Other enforcement activities include refusal to approve product applications or the withdrawal of previously approved applications. Any enforcement activities, including the restriction or prohibition on sales of products marketed by us or the halting of manufacturing operations of us or our collaborators, would have a material adverse effect on our ability to develop and sell products which would have a negative impact on our cash flow. In addition, product recalls may be issued at our discretion or by the FDA or other domestic and foreign government agencies having regulatory authority for pharmaceutical product sales. Recalls may occur due to disputed labelling claims, manufacturing issues, quality defects or other reasons. Recalls of pharmaceutical products marketed by us may occur in the future. Any product recall could have a material adverse effect on our revenue and cash flow.

FDA Approval Process. We have a variety of products under development, including line extensions of existing products, reformulations of existing products and new products. All "new drugs" must be the subject of an FDA-approved New Drug Application ("NDA") before they may be marketed in the U.S. The submission of an NDA to the FDA does not guarantee that the FDA will grant approval to market the product. Satisfaction of FDA requirements typically takes a number of years, varies substantially based upon the type, complexity and novelty of the pharmaceutical product and is subject to uncertainty. The NDA approval process for a new product varies in time but generally takes from six months to four years from the date of application.

NDA approvals, if granted, may not include all uses for which a company may seek to market a product. The FDA actively enforces regulations prohibiting marketing of products for non-indicated uses. Failure to comply with applicable regulatory requirements in this regard can result in, among other things, suspensions of approvals, seizures or recalls of products, injunctions against a product's manufacture, distribution, sales and marketing, operating restrictions, civil penalties and criminal prosecutions. We cannot assure you that the FDA or other regulatory agencies will approve any products developed by us on a timely basis, if at all, or, if granted, that approval will not entail limiting the indicated uses for which we may market the product, which could limit the potential market for any of these products. Any delay of this nature in obtaining, or failure to obtain, these approvals would adversely affect the marketing of our products and our ability to generate product revenue.

All generic equivalents to previously approved drugs or new dosage forms of existing drugs must be the subject of an FDA-approved abbreviated NDA before they may be marketed in the U.S. In both cases, the FDA has the authority to determine what testing procedures are appropriate for a particular product and, in some instances, has not published or otherwise identified guidelines as to the appropriate procedures. The FDA has the authority to withdraw existing new drug application and abbreviated application approvals and to review the regulatory status of products marketed under the enforcement policy. The FDA may require an approved new drug application or abbreviated application for any drug product marketed under the enforcement policy if new information reveals questions about the drug's safety or effectiveness. All drugs must be manufactured in conformity with current good manufacturing practices. Drugs subject to an approved NDA or abbreviated application must be manufactured, processed, packaged, held and labelled in accordance with information contained in the new drug application or abbreviated application.

The required product testing and approval process can take a number of years and require the expenditure of substantial resources. Testing of any product under development may not result in a commercially viable product. Further, we may decide to modify a product in testing, which could materially extend the test period and increase the development costs of the product in question. Even after time and expenses, regulatory approval by the FDA may not be obtained for any products we develop. In addition, delays or rejections may be encountered based upon changes in FDA policy during the period of product development and FDA review. Any regulatory approval may impose limitations in the indicated use for the product. Even if regulatory approval is obtained, a marketed product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections. Subsequent discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product or manufacturer, including withdrawal of the product from the market.

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

Changes in Requirements. The regulatory requirements applicable to any product may be modified in the future. We cannot determine what effect changes in regulations or statutes or legal interpretations may have on our business in the future. Regulatory changes could require changes to manufacturing methods, expanded or different labelling, the recall, replacement or discontinuation of certain products, additional record keeping and expanded documentation of the properties of certain products and scientific substantiation. Any changes or new legislation could have a material adverse effect on our ability to develop and sell products and, therefore, generate revenue and cash flow.

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

Government, private insurers and other third-party payers are increasingly attempting to contain health care costs by (i) limiting both coverage and the level of reimbursement for new products approved for marketing by the FDA or equivalent governing bodies, (ii) refusing, in some cases, to provide any coverage for uses of approved products for indications for which the FDA or an equivalent governing body has not granted marketing approval, and (iii) requiring or encouraging, through more favorable reimbursement levels or otherwise, the substitution of generic alternatives to branded products. Demand for products and the prices we could charge may be influenced by other factors, including, among others, the following:

      o the potential for the U.S. to allow the importation or re-importation of drugs from lower cost countries such as Canada, Mexico and others;

      o     the trend toward managed health care in the U.S.;

      o the growth of organizations such as HMOs, managed care organizations and pharmacy benefit managers;

      o legislative proposals to reform health care and government insurance programs; and

      o price controls and non-reimbursement of new and highly priced medicines for which the economic therapeutic rationales are not established.

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


Our products may be subject to recall.

Product recalls may be issued at our discretion or by the FDA, the Federal Trade Commission (the "FTC") or other government agencies having regulatory authority for product sales. Product recalls, if any in the future, may harm our reputation and cause us to lose development opportunities, or customers or pay refunds. Products may need to be recalled due to disputed labeling claims, manufacturing issues, quality defects, or other reasons. We do not carry any insurance to cover the risk of potential product recall. Any product recall could have a material adverse effect on us, our prospects, our financial condition and results of operations.

If we fail to comply with environmental laws and regulations, animal testing laws and regulations, or face related litigation, our costs may increase or our revenues may decrease.

We may incur substantial costs to comply with requirements of environmental and animal testing laws and regulations. In addition, we may discover currently unknown problems or conditions related to these areas. We are subject to significant national, state and foreign environmental laws and regulations that govern the discharge, emission, storage, handling and disposal of a variety of substances that may be used in or result from our operations. We are also subject to significant national laws and regulations governing animal testing as well as risks related to activities of animal activism groups. Environmental and animal testing laws and regulations are not as extensive in certain other countries as they are in the U.S. These regulations may become significantly more stringent in the future. If any of our plants, other facilities or contractors' facilities are shut down, we will continue to incur costs in complying with regulations, appealing any decision to close our facilities, maintaining production at our existing facilities and continuing to pay labor and other costs that continue even if the facility is closed. As a result, our overall operating expenses will increase and our profits will decrease.


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

Some of our patents are "method of use" patents for compounds for which a "composition of matter" patent would not be available. When a drug is being developed for a new indication, a new combination or a new dosing regimen, it is not a candidate for a "composition of matter" patent. Also, some of our patents are "method of use" whose "composition of matter" patent may have expired. There is a risk that these "use" patents may not provide significant patent protection. We have taken and may, in the future, take steps to enhance our patent protection, but we cannot assure you that these steps will be successful or, that if unsuccessful, our patent protection will be adequate.

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

The defense and prosecution of patent suits are both costly and time-consuming, even if the outcome is favorable to us. The expenses associated with such proceedings can be prohibitive. We could incur substantial costs, including large amounts of management's time, defending infringement suits brought against us or any of our licensors or in asserting any infringement claims that we may have against others. We could also incur substantial costs in connection with any suits relating to matters for which we have agreed to indemnify our licensors or distributors. An adverse outcome in any litigation could have a material adverse effect on our ability to sell products or use patents in the future.

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


Certain Risks Related to the Securities


We cannot predict our future capital needs and we may not be able to secure additional financing which could affect our ability to operate as a going concern.

We will need additional financing to continue to fund the research and development of our products and to generally expand and grow our business. Our needs may depend on the magnitude and scope of drug development activities, the progress and the level of success in our clinical trials, the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of existing collaboration and licensing arrangements, the establishment of additional collaboration and licensing arrangements and, if by us, the cost of manufacturing scale-up and development and success of marketing activities.

To the extent that we will be required to fund operating losses, our financial position would deteriorate. There can be no assurance that we will be able to find significant additional financing in timely fashion, in adequate amounts, on acceptable terms, or at all. If adequate financing is not available in timely fashion, we may be required to delay, scale back or eliminate some of our research and development programs, to relinquish rights to certain technologies or products, or to license third parties to commercialize technologies or products that we would otherwise seek to develop ourselves. If additional funds are raised through the incurrence of debt, we may be subject to restrictions on our operations and finances. Furthermore, if we do incur additional debt, we may be limiting our ability to repurchase capital stock, engage in mergers, consolidations, acquisitions and asset sales, or alter our lines of business or accounting methods, even though these actions could otherwise benefit our business. If additional funds are raised through the issuance of equity securities, your stock ownership would be diluted, the price of our securities could be adversely affected, and a change in control of the Company could occur.

As of December 31, 2005, we did not have significant cash or other material assets, nor did we have an established source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. In their report on our consolidated balance sheet as of December 31, 2005, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the period from January 1, 2005 to December 31, 2005, Cacciamatta Accountancy Corporation, our independent auditors, noted that as discussed in Note 1 to the consolidated financial statements our operating losses raise substantial doubt as to our ability to continue as a going concern. We are presently entirely dependent for our capital requirements on a credit facility of $5 million advanced by our major shareholder, Bioaccelerate. While members of the Company's management have been successful in raising capital for other ventures in the past, and plan to raise equity capital for the Company, there can be no assurance that these plans will be achieved in sufficient amounts, on acceptable terms, in timely fashion or at all.

Subsequent to year end the Company has entered into a binding Share Exchange Agreement (the "Agreement") executed on February 1, 2006, with Avantogen and Bioaccelerate. Under the terms of the Agreement, Avantogen will transfer its 50% interest in Resistys, $1,000,000 in cash, and either rights to a drug compound chosen by Avantogen and satisfactory to the Company or an additional $100,000, in exchange for 32 million shares of Innovate Common Stock to be issued to Avantogen or its designee. The Company expects the transaction to be completed in the Spring of 2006. It is a condition to the Agreement that on or prior to closing the outstanding credit line by Bioaccelerate in favor of the Company will have been terminated and no amounts shall remain due to Bioaccelerate in respect of the credit line.



We expect to engage in capital raising activities, which will dilute your stock ownership and could affect our stock price.

The Company expects to raise capital through a private placement of its Common Stock. The sale of those shares will have a dilutive effect on your percentage of ownership of Innovate's stock. The market price of our Common Stock could fall in response to the sale of such a large number of shares, or the perception that sales of a large number of shares could occur.

As of April 7, 2006, we had 27,000,000 shares of Common Stock outstanding. Under the terms of the Share Exchange Agreement with Avantogen, which we expect to close this Spring, we will issue 32 million shares of our Common Stock to Avantogen or its designee. As a result of the transaction, Avantogen will own, directly or indirectly, approximately 54.24% of the 59 million shares of our Common Stock which would then be outstanding on a fully diluted basis.


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

Although we intend to apply to have our shares listed on the NASDAQ National Market (the "Listing"), there can be no assurance that this listing will occur. Our Common Stock currently is traded on the OTCBB. To date, the trading volume of our Common Stock has been very limited. Limited trading volume creates the potential for significant changes in the trading price of the Common Stock as a result of relatively minor changes in the supply and demand of such stock. While we expect that the trading volume of our Common Stock will increase as a result of the Listing, if it should occur and the private placement in which we plan to engage, there can be no assurance that the trading volume will increase or, if it does increase, that any such increase in trading volume will be sustained. If our trading volume is limited, as it has been to date, your ability to sell your shares when you desire to do so, for a price satisfactory to you, or at all may be adversely affected.


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

As of April 7, 2006, Bioaccelerate owned approximately 24,721,758 (91.6%) of the outstanding shares of our Common Stock. After the completion of the share exchange with Avantogen, which is expected to occur this Spring, Avantogen will own approximately 32,000,000 (54.24% on a fully diluted basis) of the outstanding shares of our Common Stock. Dr. Opara, who is currently the Chairman of the Board of Directors of Avantogen, and will become the Chairman of the Board of Directors of the Company upon the consummation of the Agreement, owns 45% of Avantogen's outstanding common stock. Therefore, ownership of Common Stock by investors other than Bioaccelerate, before the consummation of the Share Exchange Agreement, and Avantogen, after the consummation of the Share Exchange Agreement, do not, and after the consummation of the Agreement with Avantogen, will not provide those other investors with any ability to determine the outcome of matters requiring a stockholder vote, including the election of directors, and any merger, consolidation or sale of all or substantially all of the Company's assets. Indeed, while Dr. Opara's share ownership will not give him absolute control of the Company after the consummation of the Share Exchange Agreement, his level of share ownership in Avantogen is such as to make it unlikely that anyone can effect any corporate action concerning the Company without the agreement of Dr. Opara. Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company or a merger, consolidation, takeover or other business combination involving the Company or discouraging a potential acquirer from attempting to obtain control of the Company. In addition, the Agreement is subject to completion, on or prior to the closing, of amendments to the Company's charter documents, reasonably satisfactory in form and in substance to the parties to reflect, among other things, (i) that the Nevada Revised Statutes "Combinations with Interested Stockholder," "Acquisition of Controlling Interests" and similar provisions do not apply to the transaction or to Avantogen or its affiliates, and (ii) restrictions on actions by the Company post-closing without the prior approval of Bioaccelerate so long as Bioaccelerate owns 20% or more of the capital stock of the Company on a fully diluted basis, and such other matters, if any, as may be mutually agreed by Bioaccelerate and Avantogen, unless as to item (ii), Avantogen and Bioaccelerate agree to address such matters in a voting agreement.

--------------------------------------------------------------------------------

Item 2.  Description of Property

Our principal executive offices are located at 712 Fifth Avenue, 19th Floor, New York, New York, 10019-4108. Our telephone number is 646-723-8944. We also have offices at Savannah House, 5th Floor, 11-12 Charles II Street, London SW1Y 4QU, UK. Our telephone number is +44 (0) 207 451 2468. We utilize office space in New York and London on a month to month basis in return for payments to Bioaccelerate Holdings, Inc. amounting to approximately $9,500 per month, in the aggregate.

--------------------------------------------------------------------------------

Item 3.  Legal Proceedings

The Company is not aware of any current or pending legal proceedings.

--------------------------------------------------------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders

During the fourth quarter of fiscal 2005, we did not submit any matters to a vote of our security holders.

--------------------------------------------------------------------------------

                                     PART II


Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Our Common Stock is traded in the Over-The-Counter ("OTC") market and quoted on the Electronic Bulletin Board (the "Bulletin Board") under the symbol OTCBB:
IOVO. The trading volume of our Common Stock is limited. This limited trading volume creates the potential for significant changes in the trading price of the Common Stock as a result of relatively minor changes in the supply and demand. It is likely that trading prices will fluctuate in the future without regard to our business activities.

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

                                           2005                       2004
                                     HIGH          LOW           HIGH          LOW
First quarter ended March 31         5.50          5.00          0.04          0.04
Second quarter ended June 30         5.00          2.65          0.04          0.04
Third quarter ended September 30     4.00          3.25          0.04          0.04
Fourth quarter ended December 31     3.50          1.25          3.50          2.50

Prior to October 1, 2004, the Company traded as Hampton Berkshire Insurance and Financial, Inc. On September 28, 2004, as part of the Company's acquisition agreement, Hampton enacted a 3.8-for-1 reverse stock split that applied to all Hampton common stock outstanding as of that date.

During the quarter ended December 31, 2005 225,000 shares of Common Stock were issued to consultants. The Company issued these securities in reliance upon exemptions from registration under Section 4(1) of the Securities Act of 1933 and other available exemptions under the Securities Act of 1933.


STOCKHOLDERS

As of April 7, 2006 there were approximately 752 shareholders of record of our Common Stock.


DIVIDENDS

The Company has not paid any dividends to date and does not plan to pay dividends in the foreseeable future.


Item 6. Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements, including the notes to those statements, which are included in Item 7 of this Form 10-KSB and in conjunction with the sections of Item 1 of this Form 10-KSB titled "Forward-Looking Statements" and "Certain Risk Factors." Historical results and percentage relationships set forth in the audited consolidated financial statements, including trends that might appear, should not be taken as indicative of results of future operations.



    INNOVATE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

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

Our management believes that a streamlined infrastructure offers a lower risk business model and creates an efficient and cost-effective route from compound discovery to a commercialized product. We currently intend that any future expansion of our business will reflect this business philosophy. We will add selectively to our infrastructure in a carefully targeted way to preserve the scale of the organization and maintain maximum flexibility in planning, selection and use of resources.

The global market for cancer therapeutics was valued at $38.5 billion in 2003, according to Reuters Business Insight, and is projected to grow to $53.1 billion by 2009. Our product portfolio is poised to take advantage of that market opportunity with compounds that may be used to treat multiple forms of cancer. The Company's portfolio has three compounds in different stages of development, including a therapeutic switch of an existing drug that is not indicated currently to treat cancer, currently in Phase I/II trials; a new chemical entity in pre-clinical testing; and a reformulation of an approved product in the market indicated to treat cancer, also completing pre-clinical testing. Our portfolio is characterized by compounds that have multiple mechanisms of action, which we believe may substantially increase a compound's clinical efficacy. Also, more than one of these products are lead compounds derived from novel technologies with the potential for follow-on compounds to be developed into separate products for related indications.

On August 23, 2004, Innovate Oncology, Inc., a Delaware corporation, entered into an agreement with Hampton Berkshire Insurance & Financial, Inc. ("Hampton") in which Hampton agreed to acquire 100% of the outstanding common stock of Innovate Oncology, Inc.. As part of the transaction, Hampton, a Nevada corporation, cancelled 5,026,590 shares of its common stock, effected a 3.8-for-1 reverse stock split, which reduced its pre-acquisition outstanding common stock to 1,453,242, and issued 16,500,000 shares of its common stock to Innovate Oncology's shareholders. Contemporaneous with the close of the acquisition, Hampton changed its corporate name from Hampton to Innovate Oncology, Inc., moved its corporate office to New York, and replaced all management, corporate officers and directors. At the close of the acquisition on October 1, 2004, the Company had 17,953,242 shares of common stock issued and outstanding.

Avantogen Limited (formerly Australian Cancer Technologies Limited) ("Avantogen"), a biotechnology company focused on oncology products and traded on the Australian Stock Exchange under the symbol "ACU", formed Resistys, Inc. ("Resistys") in August 2004 as a wholly owned subsidiary incorporated in Delaware and obtained the North American license to develop and market a pancreatic cancer drug known as RP101. On October 5, 2004, Bioaccelerate and Avantogen entered into a joint venture agreement to co-develop RP101 and share the exclusive rights to market the product in North America with each controlling 50% in the subsidiary Resistys. On January 17, 2005 Bioaccelerate assigned 100% of its shares in Resistys to a wholly owned subsidiary, Cynat Oncology Limited ("Cynat"). Bioaccelerate transferred 100% of the capital stock of Cynat to the Company on March 16, 2005. As a result, Innovate controls 50% of Resistys and RP101. The Company also refers to the compound RP101 as INOC-001.

After extensive negotiations, the Company, Avantogen and Bioaccelerate entered into a binding Share Exchange Agreement (the "Agreement") executed on February 1, 2006. The Agreement is filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 7, 2006 and is specifically incorporated herein by reference.

Under the terms of the Agreement, Avantogen will transfer its 50% interest in Resistys, $1,000,000 in cash, and either rights to a drug compound chosen by Avantogen and satisfactory to the Company or an additional $100,000, in exchange for 32 million shares of Innovate Common Stock to be issued to Avantogen or its designee As a result of the transaction, Resistys, with its pancreatic chemoresistance inhibitor compound which is currently under development, will be a wholly owned subsidiary of the Company. Avantogen will own, directly or indirectly, approximately 54.24% of the 59 million shares of the Company's Common Stock outstanding on a fully diluted basis. The Company expects the transaction to be completed in the Spring of 2006.

It is a condition to the Agreement that on or prior to closing the outstanding credit line by Bioaccelerate in favor of the Company will have been terminated and no amounts shall remain due to Bioaccelerate in respect of the credit line.

The Company had been pursuing financing for a relatively broad portfolio of products. Instead, the Company has decided to focus its resources at this time on three particular product candidates rather than proceeding with a plan to develop a larger portfolio that would require far more substantial commitments. As a result of this change in strategy, the Company has terminated the agreements intended to assign to the Company the following products: INOC-002 Chemotherapy Potentiator, INOC-003 Targeted Ruthenium Complex, INOC-010 Polymer-Formulated Camptothecin, INOC-016 HER2 Oncogene Inhibitor, and INOC-019 Prostate Tumor Suppressor. All rights and remaining obligations with respect to those products revert to the applicable assignor of those rights to the Company. In reaching this decision, the Company also concluded that such termination would facilitate the completion of negotiation of the Share Exchange Agreement with Avantogen, which the Company deemed to be a desirable objective.


RESULTS OF OPERATIONS

The Company has not generated revenues and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7.

The Company's results of operations for the year ended December 31, 2005, compared with the period ended December 31, 2004, were as follows:

General and administrative expenses increased from $219,705 in the period ended December 31, 2004 to $1,869,278 in year ended December 31, 2005. The main reasons for the increase were further development of the Company's infrastructure to support its planned growth. Additional staff including two senior managers were recruited during the year to accelerate development of our range of existing clinical and pre-clinical compounds. Consultants continue to be engaged in specialist areas to assist our permanent staff.

Research and development expenses increased from $892,632 in the period ended December 31, 2004, to $3,001,943 in the year ended December 31, 2005. The main reason for this increase relates to increased activity in connection with the development of three of our key product candidates, INOC-001 Chemo-resistance Inhibitor, INOC-005 Capridine Beta, and INOC-009 Oral Paclitaxal.

Our expenses have consisted primarily of costs incurred from in-licensing existing product candidates, research and development of new product candidates, development of our collaboration product agreements, and general and administrative costs associated with our operations. We expect licensing costs to increase as development milestones are achieved, and our research and development expenses to increase as we continue to develop our product candidates. If the development efforts result in clinical success, regulatory approval and successful commercialization of our products, we will generate revenues from sales of these products and from receipt of royalties on sales of these products. We expect to incur sales and marketing expenses in the future as we establish our sales and marketing organization.

Since our inception we have incurred significant losses. As of December 2005, we had an accumulated deficit of $6,134,543. We anticipate incurring additional losses, which may increase for the foreseeable future, including at least through December 31, 2008.

We have a limited history of operations. We anticipate that our quarterly results of operations will fluctuate for the foreseeable future due to several factors, including payments made or received pursuant to licensing or collaboration agreements, progress of our research and development efforts, and the timing and outcome of regulatory approvals. Our limited operating history makes predictions of future operations difficult or impossible to ascertain.


Plan of Operation

We have developed operational and strategic plans for the business based upon funding that supports these plans. One step toward securing that funding will be in the form of a private placement of our stock. We anticipate that this capital will provide funding for approximately two years. There can be no assurance that such funding will be available on acceptable terms or at all or in a timely fashion to meet our development commitments. The funding we seek in that anticipated private placement reflects our desire to continue current product programs and to expand those programs. Our current cash and financing relies solely on a $5 million secured credit facility provided by our largest shareholder, Bioaccelerate Holdings, Inc., and is subject to conditions (See "Item 12 on page 28). However, if the Agreement with Avantogen is consummated, Avantogen, among other things, will pay $1,000,000 to the Company, which will be used for working capital, and the secured credit facility will be terminated simultaneously with the closing of the Agreement.


Development Timeline Forecast : Clinical Candidates

------------------------------------------------------------------------------------------------------------------
                              Q1 2006      Q2        Q3        Q4       Q1 2007        Q2         Q3        Q4
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
INOC-001                                      P I/II                  NDA/ Market
Chemo-resistance Inhibitor                      IND                    (reviewing
                                                                      trial data)
------------------------------------------------------------------------------------------------------------------
INOC-005 Capridine Beta                                        P I
                             -------------------------------------------------------------------------------------
                                         IND IN     2006
------------------------------------------------------------------------------------------------------------------
INOC-009                                  IND                  P I
Oral Paclitaxal Formulation
                             -------------------------------------------------------------------------------------
                                         IND IN     2006
------------------------------------------------------------------------------------------------------------------

Focus of Resources

We plan to invest the majority of our capital and other resources in several specific areas to increase our chances for success and achieve value for shareholders. The following three compounds in development will be our main focus over the next 12 months: INOC-001 for pancreatic cancer, INOC-005 for the treatment of prostate cancer, and other types of cancer, and INOC-009 for the treatment of various types of cancer including breast, ovarian and AIDS-related Kaposi's sarcoma.


INOC-001:  Pancreatic Cancer

We are testing our lead compound, INOC-001, as a treatment for pancreatic cancer, which is one of the most lethal types of cancer. The American Cancer Society estimated that in 2005, 32,180 people in the U.S. would be diagnosed with pancreatic cancer and 31,800 patients would have died from the disease. The five-year survival rate is only 4.4%, making it one of the most lethal forms of cancer. Fewer than 10% of patients respond to treatment. This product has just demonstrated notable survival benefit in an extended Phase I/II trial. For the treatment group of patients with advanced pancreatic cancer, the 50% probability of survival was increased to an average of 15 months from an historic average of
7.5 months. Based on these encouraging clinical results, we believe this compound may have substantial commercial value as well. If the Phase II clinical trials planned for this year confirm the magnitude of survival demonstrated in Phase I/II it may be feasible to submit a new drug application in late 2006. The molecule is a therapeutic switch of a drug currently marketed in Germany and several Eastern European countries as an anti-viral. It has, however, never been developed for any indication in the U.S. or other major markets. We own the exclusive patent rights to market the drug in the U.S. and Canada with our partner, Avantogen. We will acquire our partner's rights to market the drug in the U.S.. and Canada upon consummation of the Share Exchange Agreement with Avantogen, which is expected to occur in the Spring of 2006.


INOC-005:  Prostate Cancer

This NCE is being tested as a treatment of advanced prostate cancer. In pre-clinical development, INOC-005 also showed activity against leukemia, melanoma, lung, colon, ovarian, renal and bladder cancer. Toxicology studies indicate that this compound may have lower bone marrow toxicity. In 2003, approximately 300,000 men in the seven major market countries (the U.S., France, Germany, Italy, Spain, Japan and the UK) were diagnosed with prostate cancer; the total patient population was 1,774,000, according to Reuters Business Insight. The Company expects to file an IND application with the FDA in 2006 to conduct Phase I clinical trials for advanced prostate cancer.


INOC-009: Oral Paclitaxal

INOC-009 is a reformulation of a commonly used intravenous chemotherapeutic agent that treats several types of cancer, including breast, ovarian and AIDS-related Kaposi's sarcoma. This new oral formulation improves the drug's solubility and therefore facilitates absorption into the bloodstream. The formulation also prevents efflux of the drug from the intestine. Breast cancer is the second most common form of cancer worldwide, according to the World Health Organization's World Cancer Report. An existing intravenous paclitaxal product (Taxol(R)) was one of the top 10 selling cancer drugs in 2004 with sales of more than $1.2 billion. On July 15, 2004, Bioaccelerate entered into a license and co-marketing agreement with Supratek Pharma, Inc. to develop INOC-009 to treat cancer in humans. Innovate is already a licensee under the terms of the agreement, but Bioaccelerate has also assigned its rights under this agreement to Innovate on March 16, 2005, subject to receipt of Supratek's written consent, which can not be unreasonably withheld. Pre-clinical testing has been completed. The Company expects to file an IND application with the FDA upon the completion of toxicology studies in 2006.


New Products

We will continue to search for opportunities to license-in potentially valuable products at the early to middle stages of development and will seek to balance those products with longer-term development opportunities.


Licensing and Partnering Opportunities

Our business depends on our ability to generate revenue from out-licensing income and other types of revenue-sharing partnerships with large pharmaceutical companies. At this time, none of our products are developed to the point where we could take advantage of out-licensing or partnering opportunities. We aim to have partners by the end of 2006 for drug candidates that are currently in clinical trials.

Infrastructure

No significant investment is expected to be required by the Company in the foreseeable future in the physical infrastructure it uses for its offices. No significant change in the number of employees is expected in twelve months ending December 31, 2006.


Summary

While it is essential that we raise additional funding to execute our development plans, we believe our portfolio balances relatively lower and higher risk drug candidates and the corresponding commercial upside those risks and investments represent. Compounds in our pipeline have shown evidence of multiple drug applications and may target underserved markets in oncology. Also, we believe our business strategy of utilizing the services of third-parties for development rather than doing it internally gives us added flexibility to mitigate somewhat against risks associated with unexpected issues that may arise and allows us to respond with versatility and creativity to changing conditions.


Subsequent Events

After extensive negotiations, the Company, Avantogen and Bioaccelerate entered into a binding Share Exchange Agreement (the "Agreement") executed on February 1, 2006. The Agreement is filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 7, 2006 and is specifically incorporated herein by reference.

Under the terms of the Agreement, Avantogen will transfer its 50% interest in Resistys, $1,000,000 in cash, and either rights to a drug compound chosen by Avantogen and satisfactory to the Company or an additional $100,000, in exchange for 32 million shares of Innovate Common Stock to be issued to Avantogen or its designee As a result of the transaction, Resistys, with its pancreatic chemoresistance inhibitor compound which is currently under development, will be a wholly owned subsidiary of the Company. Avantogen will own, directly or indirectly, approximately 54.24% of the 59 million shares of the Company's Common Stock outstanding on a fully diluted basis. The Company expects the transaction to be completed in the Spring of 2006.

It is a condition to the Agreement that on or prior to closing the outstanding credit line by Bioaccelerate in favor of the Company will have been terminated and no amounts shall remain due to Bioaccelerate in respect of the credit line. In consideration for Bioaccelerate agreeing to forgive the outstanding loan, accepting liability for settlement of various Innovate creditors and projected costs of the merger as at completion, totaling approximately $10.3 million, Innovate has issued 8,821,758 shares of Common Stock to bring the total number of outstanding shares of Innovate's Common Stock to 27,000,000 shares.

The Company had been pursuing financing for a relatively broad portfolio of products. Instead, the Company has decided to focus its resources at this time on three particular product candidates rather than proceeding with a plan to develop a larger portfolio that would require far more substantial commitments. As a result of this change in strategy, the Company has terminated the agreements intended to assign to the Company the following products: INOC-002 Chemotherapy Potentiator, INOC-003 Targeted Ruthenium Complex, INOC-010 Polymer-Formulated Camptothecin, INOC-016 HER2 Oncogene Inhibitor, and INOC-019 Prostate Tumor Suppressor. All rights and remaining obligations with respect to those products revert to the applicable assignor of those rights to the Company. In reaching this decision, the Company also concluded that such termination would facilitate the completion of negotiation of the Share Exchange Agreement with Avantogen, which the Company deemed to be a desirable objective.

On April 11, 2006 Bioaccelerate Holdings, Inc. changed its name to Gardant Pharmaceuticals, Inc.


Item 7. Financial Statements

The information required by this item is included in this report beginning on Page 31.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


Item 8A. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Report on Form 10-KSB, that the Company's disclosure controls and procedures have functioned effectively.

There have been no significant changes in the Company's internal controls over financial reporting since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B.  Other Information

None



                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Name                         Age        Title
----                         ---        -----
Linden J. Boyne               62        Interim Chief Executive Officer and Director
Alan Bowen                    62        Chief Financial Officer, Treasurer and Director
Kevin Bilyard                 49        Chief Science Officer (resigned December 31, 2005)
Dr. Austin Bailey             41        Vice President of Development (resigned December 31, 2005)
Sujay Kango                   35        Chief Executive Officer (resigned January 17, 2006)
Dr. Frank Armstrong           49        Director (resigned March 21, 2006)
Dr. Nigel J. Rulewski         52        Secretary and Director
Paul Hopper                   49        Chairman and President


PAUL HOPPER - CHAIRMAN AND PRESIDENT

Paul Hopper joined the Company in April 2005 and has more than 25 years of experience in international public company markets primarily in the healthcare and biotechnology sectors. Mr. Hopper has a detailed working knowledge of corporate governance, and hands-on experience managing diverse stakeholders' interests at Board level in both for-profit, and not-for-profit, enterprises. He has served on public and private Boards including as a Director of the Australian Private Hospitals Association, the Chairman of the Singapore based Your Health Group, Chairman of the Sydney Chapter of the international Young Presidents' Organization (YPO) in 1999-2000, a Director of the Arizona based, ASX listed international aviation health and security company, Medaire Inc (ASX:MDE), Chairman of the leading Sydney private girls' school, SCEGGS Darlinghurst Limited, and a Director of Ars Musica Australis Foundation, in addition to being a Director of a number of private companies. He is a member of the San Diego Chapter of the Young Presidents' Organization. Prior to joining Innovate, from August 2003 to March 2005 Mr. Hopper was Managing Director of Australian Cancer Technology Limited a listed Australian biotech. From June 1999 to July 2003 Mr Hopper was a Principal of Exchequer Capital Partners and from 1987 to 1999 Mr. Hopper was Managing Director of Alpha Healthcare Limited. Mr. Hopper is also a Director of Advanced Biotherapy Inc and Evolve Oncology Inc.


DR. NIGEL J. RULEWSKI - DIRECTOR

Dr. Nigel Rulewski joined the Company in October 2004. Dr. Rulewski has more than 25 years of clinical and regulatory expertise in drug development, including licensing, registration strategy, FDA presentations and approval negotiations as medical director at companies such as AstraZeneca and Fisons Plc. Dr. Rulewski was Chief Medical Officer and a member of the board of directors at Procept, Inc. from 1998 to 2000. He held the position of Vice President-Medical Affairs at Astra USA, Inc. (now AstraZeneca) from 1990 to 1998, where his responsibilities included reviewing compounds to be in-licensed, negotiating agreements for worldwide or U.S. development rights and evaluating biotechnology companies for acquisition or partnership. In his role as Medical Director for International Operations at UK-based Fisons from 1985 to 1987, Dr. Rulewski's responsibilities included established medical departments for territories including South America, Japan and Israel He conducted and managed clinical research teams in areas including cardiovascular, respiratory drugs and devices, neurology and AIDS. Dr. Rulewski earned his medical degree at the University of London, St. Bartholomew's Hospital Medical School in 1977 and practiced medicine for seven years.


ALAN BOWEN - CHIEF FINANCIAL OFFICER, TREASURER AND DIRECTOR

Alan Bowen joined the Company in October 2004. Mr. Bowen is a graduate in Mathematics from Birmingham University (UK) and worked within the UK as a graduate trainee for Unilever before moving into retailing with British Shoe Corporation, part of the Sears Group. In 1971, he joined NSS Newsagents and progressed to become Retail Director and then Group Managing Director. He` left NSS Newsagents after it was taken over by Gallahers Tobacco in 1986 and formed an independent business, Mayfair Cards, a greetings card company. He retired from Mayfair Cards in 1999 and became an operations manager with Ci4net Limited, a Channel Islands group resigning in April 2003 to join Sterling FCS Limited as a Director. Mr. Bowen is also a Director of Evolve Oncology, Inc. and Neuro Bioscience, Inc.

SUJAY KANGO - CHIEF EXECUTIVE OFFICER (resigned January 17, 2006)

Sujay Kango joined the Company in June 2005. Mr. Kango has over 14 years experience in pharmaceutical marketing, project management, and product sales. His experience includes developing and executing global and domestic marketing strategies for oncology and immune therapy products. Prior to joining Innovate, Mr. Kango held positions as Director of Marketing and Global Commercialization Leader for Tibotec Therapeutics (a division of Ortho Biotech - a Johnson and Johnson Company) and at Schering Oncology Biotech as Senior Product Manager, Global Marketing. Mr. Kango resigned from the Company on January 17, 2006.


DR. AUSTIN BAILEY - VICE PRESIDENT OF DEVELOPMENT (resigned December 31, 2005)

Dr. Austin Bailey joined the Company in October 2004. Dr. Bailey has more than 12 years of experience in biopharmaceutical research in oncology and infectious diseases. He is an expert in formulations development for small-molecule drugs, peptides, oligonucleotides, plasmid DNA, and proteins. Applications of his work have encompassed liposomal drug delivery, non-viral gene therapy, polymer-based formulations, and cancer vaccine development. Dr. Bailey has held formulation development and project management positions at GeneMedicine Inc., ValiGen US Inc., Biomira USA, Genta Inc. and Medical Action Communications (Quintiles). He has authored more than 15 peer-reviewed articles on topics ranging from the biophysical characterization of lipids and polymers to application in drug delivery. He is an inventor on several patents in the field of liposomal drug delivery. Dr. Bailey resigned from the Company on December 31, 2005.


KEVIN BILYARD - CHIEF SCIENCE OFFICER (resigned December 31, 2005)

Kevin Bilyard joined the Company in October 2004 and has more than 20 years of experience in drug discovery, product development, licensing strategy and corporate development at major pharmaceuticals, including Zeneca Pharmaceuticals and GlaxoSmithKline. Prior to joining Innovate Mr. Bilyard was Managing Director of Development & Management Resources Ltd., a UK-based consulting firm that provides business development and project management services to early-stage biotechnology and pharmaceutical companies. From 1996 to 2000 Mr. Bilyard was Product Development Director and then Corporate Development Director at Quadrant Healthcare, a drug delivery biotechnology company. He held a variety of senior management positions at Zeneca Pharmaceuticals (now AstraZeneca, NYSE: AZN) between 1989 and 1996. As International Marketing Manager, Mr. Bilyard planned an initiative that reduced the average drug development time to 5 years from the previous norm of 10 years or more. As international medical planning manager, he developed a template to improve the efficiency and increase the capacity of early-stage development projects, allowing more drug candidates to progress to the critical early clinical decision stage. Mr Bilyard earned a Ph.D. in Medicinal Chemistry from University of London-University College in 1981. Mr. Bilyard resigned from the Company on December 31, 2005.


LINDEN J. BOYNE - INTERIM CHIEF EXECUTIVE OFFICER, SECRETARY AND DIRECTOR

Linden J. Boyne joined the Company in October 2004. He began his business career in retail working for a number of UK companies including Unigate plc and NSS Newsagents plc where he became Retail Managing Director in 1990 with responsibility for 550 branches. He resigned in 1991 after the company was taken over by Gallahers Tobacco. He worked as an independent consultant until January 2000 when he joined Ci4net as an operations manager. He resigned in April 2003 to join Sterling FCS as a manager and company secretary. He is Secretary of Bioaccelerate Holdings Inc, Innovate Oncology, Inc, Enhance Biotech, Inc. and Electronic Game Card, Inc. and Director of Bioaccelerate Holdings, Inc. and Electronic Game Card, Inc.


DR. FRANK ARMSTRONG - DIRECTOR (resigned March 21, 2006)

Dr. Frank Armstrong has 19 years of experience in all aspects of drug evaluation, development, commercialization and drug portfolio management as well as corporate management as chief executive officer of small pharma companies. Prior to joining Innovate, from May 2003 to October 2004 Dr. Armstrong was Chief Executive Officer of Provensis, a British Technology Group company (LSE: BTG) that is developing a product for the treatment of varicose veins. He was Chief Executive Officer of Phoqus, a private drug delivery company from March 2002 to April 2003. Dr. Armstrong was Head of Worldwide Product Development for Bayer AG (NYSE: BAY) from May 1998 December 2001 and Senior Vice President Medical Research and Communications Group, Zeneca Pharmaceuticals (now AstraZeneca, NYSE:AZN), based in Germany. During his career, Dr. Armstrong led the development and regulatory approval of new drug applications in the U.S. and Europe as well as supplementary submissions for new chemical entities and marketed products across a broad range of therapeutic areas. Dr. Armstrong holds degrees in Biochemistry and Medicine from the University of Edinburgh in Scotland; he is an elected Fellow of the Royal College of Physicians and an elected Fellow of the Faculty of Pharmaceutical Medicine. Dr. Armstrong is also a director of CuraGen Corporation (Nasdaq: CRGN). Dr. Armstrong resigned from the Board on March 21, 2006.

AUDIT COMMITTEE

The Board of Directors has not yet formed an Audit Committee. Currently the full Board serves as the Audit Committee. Interim Chief Executive Officer and Board member Linden J. Boyne is a financial expert, however he is not an independent director. The Company intends to form an Audit Committee as soon as the Board is expanded to include independent directors, which the Company expects to accomplish promptly upon the consummation of the proposed transaction with Avantogen Limited.

Item 10. Executive Compensation

Compensation Table

Name                             Period                                      Compensation in $
----                             ------                                      -----------------
Paul Hopper                      April 2005* to December 31, 2005                    56,250
Sujay Kango                      June 2005* to December 31, 2005                    125,000
Dr. Nigel J. Rulewski            October 2004 to December 31, 2005                        0
Alan Bowen                       October 2004 to December 31, 2005                        0
Dr. Austin Bailey                October 2004 to December 31 2005                         0
Kevin Bilyard                    October 2004 to December 31, 2005                        0
Linden J. Boyne                  October 2004 to December 31, 2005                        0
Dr. Frank Armstrong              October 2004 to December 31, 2005                        0

* joined Company

Bonuses and Deferred Compensation                    None
Compensation Pursuant to Plans                       None
Pension Table                                        None
Other Compensation                                   None


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of Common Stock, as of April 7, 2006, by (i) each person who is known by the Company to beneficially own 5% or more of the Common Stock, (ii) each director or executive officer of the Company, and (iii) all directors and executive officers of the Company as a group:


--------------------------------------------------------------------------------------------------------
                                                        Amount and Nature of
                                                        Beneficial Ownership   Percentage of Ownership
         Name and Address of Beneficial Owner                 of Stock               of Class(1)
--------------------------------------------------------------------------------------------------------
Bioaccelerate Holdings, Inc.                                 24,721,758                 91.6%
712, Fifth Avenue,19th Floor
New York, NY 10019

--------------------------------------------------------------------------------------------------------
Paul Hopper
7982 Doug Hill
Santaluz                                                         Nil                     Nil
San Diego CA 92127

--------------------------------------------------------------------------------------------------------
Dr. Nigel J Rulewski
25 Bird Hill
Wellesley, MA  02481                                             Nil                     Nil

--------------------------------------------------------------------------------------------------------
Alan Bowen
Savannah House
11-12 Charles II Street, 5th Floor                               Nil                     Nil
London SW1Y 4QU UK

--------------------------------------------------------------------------------------------------------
Linden J. Boyne
Savannah House
11-12 Charles II Street, 5th Floor                               Nil                     Nil
London SW1Y 4QU  UK

--------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------
                                                        Amount and Nature of
                                                        Beneficial Ownership   Percentage of Ownership
         Name and Address of Beneficial Owner                 of Stock               of Class(1)
--------------------------------------------------------------------------------------------------------
Sujay Kango (2)
1028 Chambers Court
Bridgewater, NJ  08807                                           Nil                     Nil

--------------------------------------------------------------------------------------------------------
Dr. Austin Bailey (3) 205 Hudson St. Apt. 906
Hoboken, NJ  07030                                               Nil                     Nil

--------------------------------------------------------------------------------------------------------
Kevin G Bilyard (4)
22 Broadwalk Wilmslow
Cheshire SK9 5PL UK                                              Nil                     Nil

--------------------------------------------------------------------------------------------------------
Dr. Frank M Armstrong (5) Shanagarry, 5 South Park Drive
Gerrards Cross SL9 8JJ UK                                        Nil                     Nil

--------------------------------------------------------------------------------------------------------
All Executives and Directors as a group (5                       Nil                     Nil
individuals)
--------------------------------------------------------------------------------------------------------


(1) Based on a total of 27,000,000 shares of Common Stock issued and outstanding as of April 7, 2006. In accordance with SEC rules, each person's percentage interest is calculated by dividing the number of shares that person beneficially owns by the sum of (a) the total number of shares outstanding on April 7, 2006 plus (b) the number of shares such person has the right to acquire within sixty (60) days of April 7, 2006.
(2)   Sujay Kango resigned as Chief Executive Officer on January 17, 2006.

(3) Dr. Austin Bailey resigned as Vice President of Development on December 31, 2005.
(4) Kevin G. Bilyard resigned as the Chief Science Officer of the Company on December 31, 2005.
(5)   Dr. Frank Armstrong resigned as a Director on March 21, 2006.


Item 12.   Certain Relationships and Related Transactions

In addition to being the largest stockholder, Bioaccelerate has provided a secured loan to the Company. A Funding Agreement dated July 22, 2004 provided a credit facility of up to $5 million. The outstanding amount bears interest at the applicable federal rate (the base interest rate), as defined under section 1274(d) of the Internal Revenue Code of 1986, as amended (the "Code") payable on maturity or on earlier redemption. The maturity date under the facility is the earliest of (i) the date when a change of control or a placement of shares raising $10,000,000 or more for the Company occurs or (ii) the date when an event of default occurs. It is a condition to the Share Exchange Agreement that on or prior to closing the outstanding credit line by Bioaccelerate in favor of the Company will have been terminated and no amounts shall remain due to Bioaccelerate in respect of the credit line.

We utilize office space in New York and London on a month to month basis in return for payments to Bioaccelerate Holdings, Inc. amounting to approximately $9,500 per month, in the aggregate.

As described in Item 1 to this Annual Report on Form 10KSB, Bioaccelerate from time to time has acquired drug development and licensing rights from leading medical research, academic and private pharmaceutical companies and assigned the same to the Company.

The following officers or directors of the Company are also officers or directors of Bioaccelerate Holdings, Inc.: Linden J. Boyne.


Item 13. Exhibits


      (a)   The following documents are filed as a part of this report:

            (i)   Financial Statements

            (ii)  Exhibits:

Exhibit 10.1 Share Exchange Agreement dated as of January 31, 2006 by and among Avantogen Limited, Bioaccelerate Holdings, Inc. (incorporated by reference to Exhibit
                        10.1 to the Current Report on Form 8-K filed on February 7, 2006)

Exhibit 10.2            Voting Agreement and Proxy of Bioaccelerate Holdings,
                        Inc. (incorporated by reference to Exhibit 10.2 to the
                        Current Report on Form 8-K filed on February 7, 2006)
Exhibit 10.3            Voting Agreement and Proxy of Dr. Richard Opara
                        (incorporated by reference to Exhibit 10.3 to the
                        Current Report on Form 8-K filed on February 7, 2006)
Exhibit 14 *            Code of Ethics
Exhibit 21*             Subsidiaries of the Company
Exhibit 31.1*           Certification of Linden J. Boyne, Interim Chief
                        Executive Officer, pursuant to Rule 14(a) or Rule 15(d)
                        adopted pursuant to Section 302 of the Sarbanes-Oxley
                        Act of 2002
Exhibit 31.2*           Certification of Alan Bowen, Chief Financial Officer,
                        pursuant to Rule 14(a) or Rule 15(d) as adopted
                        pursuant to Section  302 of the Sarbanes-Oxley Act of
                        2002
Exhibit 32.1*           Certification of Linden J. Boyne, Interim Chief
                        Executive Officer, pursuant to 18 U.S.C. Section 1350,
                        as adopted pursuant to Section 906 of the
                        Sarbanes-Oxley Act of 2002
Exhibit 32.2*           Certification of Alan Bowen, Chief Financial Officer,
                        pursuant to 18 U.S.C. Section 1350, as adopted
                        pursuant to Section 906 of the Sarbanes-Oxley Act of
                        2002

* Filed herewith


Item 14. Principal Accountant Fees and Services

The Company's principal accountants, Robison Hill & Co. (" RHCO"), until March 17, 2005 and Cacciamatta Accountancy Corporation ("CAC"), since that date billed fees for their services to the Company for fiscal years 2004 and 2005 as follows : RHCO none and CAC $69,000 and $115,000, respectively, for audit and audit related services. No fees were billed by the principal accountants for tax or other services.

PRE-APPROVAL POLICIES AND PROCEDURES

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approve all services to be provided by Cacciamatta Accountancy Corporation and the estimated fee related to these services.

                                   Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innovate Oncology, Inc.

By:      /s/ Linden J. Boyne
         -------------------
         Linden J. Boyne
         Interim Chief Executive Officer
         April 17, 2006


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:      /s/ Linden J. Boyne
         -------------------
         Linden J. Boyne
         Interim Chief Executive Officer
         April 17, 2006

By:      /s/ Alan Bowen
         --------------
         Alan Bowen
         Chief Financial Officer and Director
         April 17, 2006

By:      /s/ Dr. Nigel J. Rulewski
         -------------------------
         Dr. Nigel J. Rulewski
         Chief Executive Officer and Director
         April 17, 2006



Exhibit  Index

Exhibit 10.1            Share Exchange Agreement dated as of January 31, 2006
                        by and among Avantogen Limited, Bioaccelerate
                        Holdings, Inc. (incorporated by reference to Exhibit
                        10.1 to the Current Report on Form 8-K filed on
                        February 7, 2006)
Exhibit 10.2            Voting Agreement and Proxy of Bioaccelerate Holdings,
                        Inc. (incorporated by reference to Exhibit 10.2 to the
                        Current Report on Form 8-K filed on February 7, 2006)
Exhibit 10.3            Voting Agreement and Proxy of Dr. Richard Opara
                        (incorporated by reference to Exhibit 10.3 to the
                        Current Report on Form 8-K filed on February 7, 2006)
Exhibit 14 *            Code of Ethics
Exhibit 21*             Subsidiaries of the Company
Exhibit 31.1*           Certification of Linden J. Boyne, Interim Chief
                        Executive Officer, pursuant to Rule 14(a) or Rule 15(d)
                        adopted pursuant to Section 302 of the Sarbanes-Oxley
                        Act of 2002
Exhibit 31.2*           Certification of Alan Bowen, Chief Financial Officer,
                        pursuant to Rule 14(a) or Rule 15(d) as adopted
                        pursuant to Section  302 of the Sarbanes-Oxley Act of
                        2002
Exhibit 32.1*           Certification of Linden J. Boyne, Interim Chief
                        Executive Officer, pursuant to 18 U.S.C. Section 1350,
                        as adopted pursuant to Section 906 of the
                        Sarbanes-Oxley Act of 2002
Exhibit 32.2*           Certification of Alan Bowen, Chief Financial Officer,
                        pursuant to 18 U.S.C. Section 1350, as adopted
                        pursuant to Section 906 of the Sarbanes-Oxley Act of
                        2002

* Filed herewith

                   Index to Consolidated Financial Statements




Report of Independent Registered Public Accounting Firm: Cacciamatta
  Accounting Corporation                                                     32

Consolidated Balance Sheet as of December 31, 2005                           33

Consolidated Statements of Operations from Inception (July 21, 2004)
  to December 31, 2005                                                       34

Consolidated Statements of Stockholders' (Deficit) from Inception
  (July 21, 2004) to December 31, 2005                                       35

Consolidated Statements of Cash Flow from Inception (July 21, 2004)
  to December 31, 2005                                                       36

Notes to Consolidated Financial Statements                                   37

             Report of Independent Registered Public Accounting Firm


The Board of Directors and Stockholders
Innovate Oncology, Inc.

We have audited the accompanying consolidated balance sheet of Innovate Oncology, Inc. and subsidiaries (a Development Stage Enterprise), (the "Company"), as of December 31, 2005, and the related statements of operations, stockholders' deficit and cash flows for the year then ended, the period from July 21, 2004 (Inception) to December 31, 2004, and the cumulative period from July 21, 2004 to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2005 and the results of its operations and cash flows for the year then ended, the period from July 21, 2004 to December 31, 2004, and the cumulative period from July 21, 2004 to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's continued operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ CACCIAMATTA ACCOUNTANCY CORPORATION


Irvine, California
April 17, 2006

                             Innovate Oncology, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheet

                                                                 December 31,2005
                                                                 ----------------
ASSETS
Current Assets
    Cash                                                         $          1,158
                                                                 ----------------
                                                                 $          1,158
                                                                 ================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
    Accounts payable                                             $        399,133
    Accrued expenses                                                      468,095
    Due to related party                                                  190,000
    Note payable to related party                                       4,347,223
                                                                 ----------------
                                                                        5,404,451
                                                                 ----------------
Commitments                                                                     0

Stockholders' Deficit
    Preferred stock, par value $.001,;25,000,000                                0
shares authorized; none issued and outstanding
    Common stock, par value $.001; 125,000,000 shares                      18,178
authorized, 18.178,242 issued and outstanding
    Additional paid in capital                                            713,072
    Accumulated deficit during development stage                       (6,134,543)
                                                                 ----------------
Total stockholders' deficit                                            (5,403,293)
                                                                 ----------------
                                                                 $          1,158
                                                                 ================


The accompanying notes are an integral part of these financial statements.

                             Innovate Oncology, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations

                                                                      From inception      From inception
                                                    Year ended      (July 21, 2004) to  (July 21, 2004) to
                                                 December 31, 2005   December 31, 2004   December 31, 2005
Revenues                                         $              0    $              0    $              0

Costs and expenses

Research and development                                3,001,943             892,632           3,894,575
General and administrative                              1,869,278             219,705           2,088,983
                                                 ----------------    ----------------    ----------------
Operating loss                                         (4,871,221)         (1,112,337)         (5,983,558)

Interest expense                                         (143,285)             (7,700)           (150,985)
                                                 ----------------    ----------------    ----------------
Net loss                                         $     (5,014,506)   $     (1,120,037)   $     (6,134,543)

Foreign currency translation adjustments                        0                   0                   0
                                                 ----------------    ----------------    ----------------
Total comprehensive loss                         $     (5,014,506)   $     (1,120,037)   $     (6,134,543)
                                                 ================    ================    ================


Net loss per share, basic and diluted            $          (0.28)   $          (0.06)
                                                 ================    ================

Weighted average number of shares outstanding,
basic and diluted                                      17,998,000          17,953,000
                                                 ================    ================




The accompanying notes are an integral part of these financial statements.

                             Innovate Oncology, Inc.
                          (A Development Stage Company)
                Consolidated Statements of Stockholders' Deficit


                                               Common Stock

                                                                      Additional                        Other           Total
                                                                       Paid In       Accumulated     Comprehensive  Stockholders'
                                          Shares         Amount        Capital         Deficit           Loss          Deficit
                                       ------------   ------------   ------------    ------------    ------------   ------------
Balance at inception July 21, 2004        1,453,242   $      1,453   $     (1,453)   $         --    $         --   $         --

Shares issued in reorganization          16,500,000         16,500        (16,500)             --              --             --

Net loss for the period ended
December 31, 2004                                --             --             --      (1,120,037)             --     (1,120,037)
                                       ------------   ------------   ------------    ------------    ------------   ------------

Balance as of December 31, 2004          17,953,242         17,953        (17,953)     (1,120,037)             --     (1,120,037)

Shares Issued to Consultants on
October 19, 2005 at $3.25/share             225,000            225        731,025              --              --        731,250

Net loss for the year ended December
31, 2005                                         --             --             --      (5,014,506)             --     (5,014,506)

Foreign currency translation                     --             --             --              --              --             --
adjustments
                                       ------------   ------------   ------------    ------------    ------------   ------------

Balance at December 31, 2005             18,178,242   $     18,178   $    713,072    $ (6,134,543)   $         --   $ (5,403,293)
                                       ============   ============   ============    ============    ============   ============



The common shares at inception have been adjusted to reflect the 3.8-to-1 reverse share split and the cancellation of 5,026,590 shares.




The accompanying notes are an integral part of these financial statements.

                             Innovate Oncology, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows


                                                                            From inception      From inception
                                                          Year Ended      (July 21, 2004) to  (July 21, 2004) to
                                                       December 31, 2005   December 31, 2004   December 31, 2005
                                                       ----------------    ----------------    ----------------
Cash flows from operating activities:
Net loss                                               $     (5,014,506)   $     (1,120,037)   $     (6,134,543)
Adjustments to reconcile net loss to cash used in
operating activities:
Non-cash stock compensation                                     731,250                   0             731,250
Non-cash stock compensation included in note payable            716,791             250,000             966,791
Changes in operating assets and liabilities:
Prepaid expenses                                                 42,106             (42,106)                  0
Accounts payable                                                399,133                   0             399,133
Accrued expenses                                                433,095              35,000             468,095
Amount due to related party                                     120,000              70,000             190,000
Accrued interest included in note payable                       143,285               7,700             150,985
                                                       ----------------    ----------------    ----------------
Net cash used in operating activities                        (2,428,846)           (799,443)         (3,228,289)
                                                       ----------------    ----------------    ----------------

                                                       ----------------    ----------------    ----------------
Net Cash Provided By Investing Activities:                            0                   0                   0
                                                       ----------------    ----------------    ----------------

Cash flows provided by financing activities:
Proceed  from note payable to related party                   2,430,004             799,443           3,229,447
                                                       ----------------    ----------------    ----------------
Net Cash Provided By Financing Activities:                    2,430,004             799,443           3,229,447
                                                       ----------------    ----------------    ----------------


                                                       ----------------    ----------------    ----------------
Net increase in cash and cash equivalents                         1,158                  --               1,158
                                                       ----------------    ----------------    ----------------

Cash and cash equivalents at beginning of the period                 --                  --                  --

                                                       ----------------    ----------------    ----------------
Cash and cash equivalents at end of the period         $          1,158    $             --    $          1,158
                                                       ================    ================    ================

Supplemental information

No cash was paid for interest and taxes









The accompanying notes are an integral part of these financial statements

                             INNOVATE ONCOLOGY, INC
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Re-organization and Basis of Presentation

Pursuant to an acquisition agreement dated August 23, 2004 between Innovate Oncology, Inc., ("Innovate") a privately held Delaware corporation, and Hampton Berkshire Insurance and Financial, Inc., ("Hampton") a Nevada corporation, in exchange for 100% of the outstanding shares of Innovate, Hampton canceled 5,026,590 shares of its common stock, effected a 3.8-for-1 reverse split of its common stock, which reduced its pre-acquisition outstanding common stock to 1,453,242 and issued 16,500,000 shares, including 600,000 shares for consulting services related to the acquisition, to Innovate shareholders. Because Innovate's management and Board of Directors assumed control of the combined entity, the acquisition has been treated as a recapitalization of Innovate and accordingly, the accompanying consolidated financial statements include the historical operations of Innovate and the capital structure of Hampton. Hampton immediately changed its name to Innovate Oncology, Inc.


Principles of Consolidation

The consolidated financial statements include the accounts of Innovate Oncology, Inc. (a Delaware corporation) and its wholly owned subsidiaries, Innovative Oncology, Limited. (a United Kingdom company) and Cynat Oncology, Inc. (a Delaware corporation). In addition, Cynat Oncology Limited (a United Kingdom company), wholly owned by Cynat Oncology, Inc, is a 50% owner of Resistys, Inc. (a Delaware corporation) and accounts for its investment in Resistys on the equity method. Innovate Oncology, Inc., a Nevada corporation, and its wholly-owned subsidiary, Innovate Oncology, Inc., a Delaware corporation, and its respective wholly owned subsidiaries, Innovative Oncology Limited and Cynat Oncology, Inc., are collectively hereinafter referred to as the "Company" except where it would be inappropriate to refer to any entity other than the parent company, Innovate Oncology, Inc., a Nevada corporation. All significant inter-company accounts and transactions have been eliminated.


Going Concern

The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations. However, as of December 31, 2005, the Company did not have significant cash or other material assets, nor did it have an established source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company is presently entirely dependent for its capital requirements on a credit facility of $5 million advanced by its major shareholder, Bioaccelerate Holdings, Inc. The Company's future capital requirements will depend upon numerous factors including, but not limited to, continued progress in developing its products, market penetration and profitable operations from the sale of its products. These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a going concern. While members of the Company's management have been successful in raising capital for other ventures in the past, and plan to raise equity capital for the Company, there can be no assurance that these plans will be achieved in sufficient amounts, on acceptable terms, in timely fashion or at all.

Subsequent to year end, the Company has entered into a binding Share Exchange Agreement (the "Agreement") executed on February 1, 2006, with Avantogen Limited and Bioaccelerate. Under the terms of the Agreement, Avantogen will transfer its 50% interest in Resistys, $1,000,000 in cash, and either rights to a drug compound chosen by Avantogen and satisfactory to the Company or an additional $100,000, in exchange for 32 million shares of Innovate Common Stock to be issued to Avantogen or its designee. The Company expects the transaction to be completed in the Spring of 2006. It is a condition to the Agreement that on or prior to closing the outstanding credit line by Bioaccelerate in favor of the Company will have been terminated and no amounts shall remain due to Bioaccelerate in respect of the credit line.


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


Foreign Currency Translation

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to Other Comprehensive Income.


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

Stock options and warrants issued to non-employees are recorded at their fair value as determined in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction With Selling Goods or Services, and recognized over the related service period. The Company has not issued options to employees. During fiscal 2004, the Company issued 1,000,000 common stock warrants at an exercise price of $1 per share expiring July 21, 2009. The value of these warrants, determined using the Black-Scholes pricing model with the following assumptions: 60 months expected life, 100% stock volatility, 3.625% risk-free interest rate and no dividends, was immaterial. As a consequence of the Agreement with Avantogen the Company and the warrant holder agreed that all of these warrants outstanding will be cancelled.


Loss per Share

In accordance with SFAS No. 128, Earnings per Share, and SEC Staff Accounting Bulletin (SAB) No. 98, basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Under SFAS No. 128, diluted net income/(loss) per share is computed by dividing the net income/(loss) for the period by the weighted average number of common and common equivalent shares, such as stock options and warrants, outstanding during the period. Such common equivalent shares have not been included in the computation of net loss per share as their effect would be anti-dilutive.

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                  2005               2004
---------------------------------------------------------------------------------------------------------------------------------
Numerator  -  Net loss                                                                      $  (5,014,506)      $  (1,120,037)
---------------------------------------------------------------------------------------------------------------------------------
Denominator  -  Weighted average shares outstanding                                            17,998,000          17,953,000
---------------------------------------------------------------------------------------------------------------------------------
Net loss per share                                                                          $       (0.28)      $       (0.06)
---------------------------------------------------------------------------------------------------------------------------------
Incremental common shares (excluded from denominator because they are anti-dilutive)
---------------------------------------------------------------------------------------------------------------------------------
Warrants                                                                                        1,000,000           1,000,000
---------------------------------------------------------------------------------------------------------------------------------


Income Taxes

Income taxes are recorded in accordance with SFAS No. 109, Accounting for Income Taxes. This statement requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

The Company is subject to income taxes in the United States of America and the United Kingdom. As of December 31, 2005 the Company had net operating loss carry forwards for income tax reporting purposes of approximately $5,000,000 that may be offset against future taxable income through 2025. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefit of $1,750,000 from the loss carry-forward is offset by a valuation allowance of the same amount. The Company has not filed the tax returns required by governmental agencies.


Fair Value of Financial Instruments

The fair value of notes payable is undeterminable due to their related party nature. The fair value of cash and accounts payable approximates their carrying values due to the short-term nature of these financial instruments. The Company does not have material financial instruments with off-balance sheet risk.


Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issues various accounting standards and interpretations that could have an impact on the Company's consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of 2006.

On December 16, 2004 the FASB issued SFAS No. 123R, "Share-Based Payment," which is an amendment to SFAS No. 123, "Accounting for Stock-Based Compensation." This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees," and generally requires such transactions be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. This new standard is effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after June 15, 2005, December 15, 2005 for small business issuers. In addition, this statement will apply to unvested options granted prior to the effective date. The Company will adopt this new standard effective for the first fiscal quarter of 2006 and it has not yet determined what impact this standard will have on its financial position or results of operations.


NOTE 2  -  EQUITY TRANSACTIONS

On August 23, 2004, Innovate Oncology, Inc., a Delaware Corporation, entered into an agreement with Hampton Berkshire Insurance & Financial, Inc. ("Hampton"), in which Hampton agreed to acquire 100% of the outstanding common stock of Innovate Oncology in exchange for 16,500,000 shares of Hampton common stock, including 600,000 shares for consulting services relating to the acquisition. Prior to the close of the acquisition on October 1, 2004, Hampton effected a 3.8-for-1 reverse split of its outstanding common stock and cancelled 5,026,590 shares, which reduced its pre-acquisition outstanding common shares to 1,453,242. After Hampton issued 16,500,000 shares in the acquisition, the Company had 17,953,242 shares of its common stock issued and outstanding. During the quarter ended December 31, 2005 225,000 shares of Common Stock were issued to consultants.

NOTE 3  -  DUE TO RELATED PARTY

Amount due to Sterling FCS $190,000. Sterling FCS provides financial and consultancy services, which include both management and financial reporting, together with other management and corporate services in accordance with a contract dated January 3, 2005. As of December 31, 2005 the charge for these services was $10,000 per month. The contract can be cancelled by either party by providing six months notice.


NOTE 4  -  NOTE PAYABLE TO RELATED PARTY

On July 22, 2004, the Company entered into a secured credit facility for $5.0 million with Bioaccelerate, which bears interest at a rate equal to the "Applicable Federal Rate", as defined in Section 1247(d) of the Internal Revenue Code. The interest rate as of December 31, 2005 was 4.45%. The Company uses these funds to accelerate the development of its lead products. The facility is secured by all assets of the Company. The note matures on the earliest date of the occurrence of (i) any Placement, (ii) an Event of Default (iii) a Change in Control. (See Note 6 below) As an inducement to Bioaccelerate Inc. to provide the credit facility, Innovate Oncology, Inc. issued warrants to purchase 1,000,000 shares of its common stock at an exercise price of $1.00 per share expiring on July 22, 2009. No value was assigned to these warrants. As a consequence of the Agreement with Avantogen Limited, the Company and Bioaccelerate have agreed that all of these warrants will be cancelled. As instructed by Bioaccelerate, the Company accepted various cash receipts aggregating $495,000 from Technology Finance, a Bioaccelerate credit provider, and paid $267,594 to Bioaccelerate and $226,248 to various creditors of Bioaccelerate affiliated companies. These amounts have been offset against the loan and are included in the note payable to related party.

As of December 31, 2005 the note payable to Bioaccelerate Inc. consisted of the following:

                                                              2005

Principal                                                 $  4,196,238
Interest                                                       150,985
                                                          ------------
Total note payable to related party                       $  4,347,223
                                                          ------------

NOTE 5  -  COMMITMENTS

Bioaccelerate entered into various drug development and licensing agreements with leading medical research, academic and private pharmaceutical companies. Innovate, as a defined "affiliate" of Bioaccelerate under certain of those agreements, is already a licensee under the terms of certain of those agreements. On March 16, 2005, Bioaccelerate also assigned some of those agreements to Innovate in order to pursue a plan to grant rights to various compounds from Bioaccelerate's drug portfolio. The assignments are generally subject to written consent by the other party to the license agreement, which consent cannot be unreasonably withheld, and in one case payment by Bioaccelerate of some additional consideration to the other party to the license agreement.

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

The Company utilizes office space in New York and London on a month to month basis in return for payments to Bioaccelerate Holdings, Inc. amounting to approximately $9,500 per month, in the aggregate.


NOTE 6  -  SUBSEQUENT EVENTS

Avantogen Limited (formerly Australian Cancer Technologies Limited) ("Avantogen"), is a biotechnology company focused on oncology products and traded on the Australian Stock Exchange under the symbol "ACU". Avantogen formed Resistys, Inc. ("Resistys") in August 2004 as a wholly owned subsidiary incorporated in Delaware and obtained the North American license to develop and market a pancreatic cancer drug known as RP101. On October 5, 2004, Bioaccelerate and Avantogen entered into a joint venture agreement to co-develop RP101 and share the exclusive rights to market the product in North America with each controlling 50% in the subsidiary Resistys. On January 17, 2005 Bioaccelerate assigned 100% of its shares in Resistys to a wholly owned subsidiary, Cynat Oncology Limited ("Cynat"). Bioaccelerate transferred 100% of the capital stock of Cynat to the Company on March 16, 2005. As a result, the Company controls 50% of Resistys and RP101. The Company also refers to the compound RP101 as INOC-001.

After extensive negotiations, the Company, Avantogen and Bioaccelerate entered into a binding Share Exchange Agreement (the "Agreement") executed on February 1, 2006. The Agreement is filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 7, 2006 and is specifically incorporated herein by reference.

Under the terms of the Agreement, Avantogen will transfer its 50% interest in Resistys, $1,000,000 in cash, and either rights to a drug compound chosen by Avantogen and satisfactory to the Company or an additional $100,000, in exchange for 32 million shares of Innovate Common Stock to be issued to Avantogen or its designee As a result of the transaction, Resistys, with its pancreatic chemoresistance inhibitor compound which is currently under development, will be a wholly owned subsidiary of the Company. Avantogen will own, directly or indirectly, approximately 54.24% of the 59 million shares of the Company's Common Stock outstanding on a fully diluted basis. The Company expects the transaction to be completed in the Spring of 2006.

It is a condition to the Agreement that on or prior to closing the outstanding credit line by Bioaccelerate in favor of the Company will have been terminated and no amounts shall remain due to Bioaccelerate in respect of the credit line. In consideration for Bioaccelerate agreeing to forgive the outstanding loan, accepting liability for settlement of various Innovate creditors and projected costs of the merger as at completion, totaling approximately $10.3 million, Innovate has issued 8,821,758 shares of Common Stock to bring the total number of outstanding shares of Innovate's Common Stock to 27,000,000 shares.

The Company had been pursuing financing for a relatively broad portfolio of products. Instead, the Company has decided to focus its resources at this time on three particular product candidates rather than proceeding with a plan to develop a larger portfolio that would require far more substantial commitments. As a result of this change in strategy, the Company has terminated the agreements intended to assign to the Company the following products: INOC-002 Chemotherapy Potentiator, INOC-003 Targeted Ruthenium Complex, INOC-010 Polymer-Formulated Camptothecin, INOC-016 HER2 Oncogene Inhibitor, and INOC-019 Prostate Tumor Suppressor. All rights and remaining obligations with respect to those products revert to the applicable assignor of those rights to the Company. In reaching this decision, the Company also concluded that such termination would facilitate the completion of negotiation of the Share Exchange Agreement with Avantogen, which the Company deemed to be a desirable objective.

On April 11, 2006 Bioaccelerate Holdings, Inc. changed its name to Gardant Pharmaceuticals, Inc.