Form 10QSB
period 2006-03-31
INNOVATE ONCOLOGY, INC.
filed 2006-05-16
CIK 894538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 2006

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

                                 Yes |_| No |X|

The number of shares outstanding of the registrant's common stock, par value $0.001, as of May 15, 2006, was 27,000,000.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                             INNOVATE ONCOLOGY, INC.

                Form 10-QSB for the quarter ended March 31, 2006

                                      Index

                                                                           Page

                         Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements                                              3

Item 2.    Management Discussion and Analysis or Plan of Operation          10

Item 3.    Controls and Procedures                                          21

                           Part II - OTHER INFORMATION

Item 1.    Legal Proceedings                                                21

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds      21

Item 3.    Default on Senior Securities                                     21

Item 4.    Submission of Matters to a Vote of Security Holders              21

Item 5.    Other Information                                                21

Item 6.    Exhibits and Reports on Form 8-K                                 21

Signatures                                                                  22

                             INNOVATE ONCOLOGY, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                     March 31,
                                                                        2006

ASSETS
Current Assets
Cash and cash equivalents                                           $     1,062
                                                                    -----------
TOTAL ASSETS                                                        $     1,062
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable                                                    $   260,346
Accrued expenses                                                         25,000
Due to Resistys, a 50% owned Subsidiary                                 833,430
Due to Sterling FCS and Avantogen Limited, related parties              465,000
Note payable to Gardant Pharmaceuticals, majority stockholder         4,802,928
                                                                    -----------
TOTAL LIABILITIES                                                     6,386,704
                                                                    -----------

Commitments                                                                   0

STOCKHOLDERS' DEFICIT
Preferred Stock, 25,000,000 shares authorized;
none issued and outstanding                                                   0
Common Stock, par value $0.001; 125,000,000 shares
authorized, 18,178,242 issued and outstanding                            18,178
Additional paid in capital                                              713,072
Deficit accumulated during development stage                         (7,116,892)
                                                                    -----------
Total Stockholder's Deficit                                          (6,385,642)
                                                                    -----------
                                                                    $     1,062
                                                                    ===========

The accompanying notes are an integral part of these financial statements.

                             INNOVATE ONCOLOGY, INC
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three Months        Three Months        From Inception
                                                         Ended               Ended            July 21, 2004
                                                        March 31,           March 31,          to March 31,
                                                          2006                 2005                 2006
                                                      ------------         ------------         ------------
Operating expenses

Research and development                              $    571,179         $    284,370         $  4,465,754
General and administrative                                 361,340            1,437,347            2,450,323

                                                      ------------         ------------         ------------
Net operating loss                                        (932,519)          (1,721,717)          (6,916,077)

Loan interest expense                                      (49,830)                --               (200,815)

                                                      ------------         ------------         ------------
Loss attributable to common stockholders                  (982,349)          (1,721,717)          (7,116,892)

Other comprehensive income
Foreign currency translation adjustments                      --                   --                   --
                                                      ------------         ------------         ------------
Total comprehensive loss                              $   (982,349)        $ (1,721,717)        $ (7,116,892)
                                                      ============         ============         ============

Net loss per share, basic and diluted                 $      (0.05)        $      (0.10)
                                                      ============         ============

Weighted average number of shares outstanding,
basic and diluted                                       18,178,000           17,953,000
                                                      ============         ============

The accompanying notes are an integral part of these financial statements.

                             INNOVATE ONCOLOGY, INC
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                From July 21, 2004 (inception) to March 31, 2006
                                   (Unaudited)

                                                                                                                           Total
                                                                        Common Stock         Paid -In     Accumulated  Stockholders'
                                                                    Shares        Amount      Capital       Deficit       Deficit
Balance at inception - July 21, 2004                              $ 1,453,242  $     1,453  $    (1,453)  $      --     $      --

Shares issued on reorganization October 01, 2004                   16,500,000       16,500      (16,500)         --            --

Net loss for the period ended December 31, 2004                          --           --           --      (1,120,037)   (1,120,037)
                                                                  -----------  -----------  -----------   -----------   -----------
Balance as of December 31, 2004                                    17,953,242       17,953      (17,953)   (1,120,037)   (1,120,037)

Shares issued to consultants on October 19, 2005 @ $3.25              225,000          225      731,025          --         731,250

Net loss for the year ended December 31, 2005                            --           --           --      (5,014,506)   (5,014,506)
                                                                  -----------  -----------  -----------   -----------   -----------
Balance as of December 31, 2005                                    18,178,242       18,178      713,072    (6,134,543)   (5,403,293)
                                                                  -----------  -----------  -----------   -----------   -----------

Net loss for the quarter ended March 31, 2006                            --           --           --        (982,349)     (982,349)

                                                                  -----------  -----------  -----------   -----------   -----------
Balance as of March 31, 2006                                       18,178,242  $    18,178  $   713,072   $(7,116,892)  $(6,385,642)
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

                             INNOVATE ONCOLOGY, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Three Months           Three Months       From Inception
                                                                             Ended                  Ended         July 21, 2004 to
                                                                           March 31,              March 31,           March 31,
                                                                             2006                   2005                2006
                                                                          -----------            -----------         -----------
Cash flows from operating activities :
Net loss                                                                  $  (982,349)           $(1,721,717)        $(7,116,892)

Adjustment to reconcile net loss to cash from operating activities :

Non-cash stock compensation                                                      --                     --               731,250
Non-cash stock compensation included in note payable                             --                     --               966,791
Accrued interest included in note payable                                      49,830                 14,000             200,815

Changes in operating assets and liabilities :

Prepaid expenses                                                                 --                   42,106                --
Accounts payable                                                                1,213                   --               260,346
Accrued expenses                                                              (55,000)                10,000              25,000
Amounts due to related parties                                                580,335                 30,000           1,298,430
                                                                          -----------            -----------         -----------
Net cash from operating activities                                           (405,971)            (1,639,611)         (3,634,260)
                                                                          -----------            -----------         -----------

Cash flows from financing activities

Proceeds from note payable to related party                                   405,875              1,625,611           3,635,322
                                                                          -----------            -----------         -----------
Net cash from financing activities                                            405,875              1,639,611           3,635,322
                                                                          -----------            -----------         -----------

Effect of changes in exchange rates                                              --                     --                  --
                                                                          -----------            -----------         -----------
Net increase in cash and cash equivalents                                         (96)                  --                (1,062)

Cash and cash equivalents at beginning of the period                            1,158                   --                  --
                                                                          -----------            -----------         -----------
Cash and cash equivalents at the end of the period                        $     1,062            $      --           $     1,062
                                                                          ===========            ===========         ===========
Supplemental disclosures
Cash paid for :
Interest                                                                         --                     --                  --
Taxes                                                                            --                     --                  --

The accompanying notes are an integral part of these financial statements.

                             INNOVATE ONCOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)

NOTE 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Innovate Oncology, Inc. (the "Company") Annual Report on Form 10-KSB for the year ended December 31, 2005. The material under the heading "Management's Discussion and Analysis or Plan of Operation" is written with the presumption that the readers have read or have access to the 2005 Annual Report on Form 10-KSB, which contains Management's Discussion and Analysis or Plan of Operation as of December 31, 2005 and for the year then ended.

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

In the opinion of management, the unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the balance sheet as of March 31, 2006 and the statements of operations and cash flows for the three months ended March 31, 2006. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending December 31, 2006.

NOTE 2 - Going Concern

The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations. However, as of March 31, 2006, the Company did not have significant cash or other material assets, nor did it have an established source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company is presently entirely dependent for its capital requirements on a credit facility of $5 million advanced by its major shareholder, Gardant Pharmaceuticals, Inc. ("Gardant").

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

During this quarter, the Company has entered into a binding Share Exchange Agreement (the "Agreement") executed on February 1, 2006, with Avantogen and Bioaccelerate (now Gardant). Under the terms of the Agreement, Avantogen will transfer its 50% interest in Resistys, $1,000,000 in cash, and either rights to a drug compound chosen by Avantogen and satisfactory to the Company or an additional $100,000, in exchange for 32 million shares of Innovate Common Stock to be issued to Avantogen or its designee. The Company expects the transaction to be completed in May, 2006. It is a condition to the Agreement that on or prior to closing, the outstanding credit agreement with Gardant will be terminated and no amounts shall remain due to Gardant in respect of the credit line.

In addition, Gardant has agreed to take over all other liabilities excluding those directly related to Resistys and Avantogen. As of March 31, 2006, the amounts directly related to Resistys and Avantogen included in these financial statements are $898,430.

NOTE 3 - Stock Based Compensation

The Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"), on January 1, 2006. Accordingly, compensation costs for all share-based awards to employees are measured based on the grant date fair value of those awards and recognized over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). The Company has not issued options to employees and has no awards with market or performance conditions. Excess tax benefits as defined by SFAS 123R will be recognized as an addition to additional paid-in-capital. Effective January 1, 2006 and for all periods subsequent to that date, SFAS 123R supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

The Company adopted SFAS 123R using the modified prospective transition method, which provides for certain changes to the method for valuing share-based compensation. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding at the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). In accordance with the modified prospective transition method, the Company's consolidated financial statements for prior periods were not restated to reflect, and do not include, the impact of SFAS 123R.

No options were granted or vested during the interim periods presented, therefore no compensation costs were incurred under SFAS 123R and the actual net loss equals the pro forma net or loss for such interim periods.

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

Numerator - Net loss                                               $   (982,349)

Denominator- Weighted average shares outstanding                     18,178,000

Net loss per share                                                 $      (0.05)

Incremental common shares (excluded from the
Denominator because they are anti-dilutive)
Warrants                                                              1,000,000

These warrants were issued to Gardant in connection with the credit facility. Gardant has agreed to cancel these warrants as part of the Share Exchange Agreement with Avantogen

NOTE 5 - Amounts due to Related Parties

As of March 31, 2006 the Company had an amount of $420,000 outstanding to Sterling FCS Ltd under an annual contract for the provision of corporate and financial services at a cost of $10,000 per month. Additional specific consultancy services amounting to $200,000 have also been provided during the first quarter of 2006 and included in the amount outstanding mentioned above. In addition, the Company owes $45,000 to Avantogen and $833,430 to Resistys, as part of the Company's 50% equity in that Susbsidiary's losses through March 31, 2006.

NOTE 6 - Note payable to Related Party

On July 22, 2004, the Company entered into a secured credit facility for $5.0 million with Bioaccelerate Inc, which bears interest at the Applicable Federal Rate as defined in Section 1274(d) of the Internal Revenue Code of 1986. The interest rate as of March 31, 2006 was 4.44%. The Company intends to use these funds to develop its lead products. The facility is secured by all tangible and intangible assets. As an inducement to Bioaccelerate Inc. to provide the credit facility, the Company issued warrants to purchase 1,000,000 shares of its common stock at an exercise price of $1.00 per share expiring on July 22, 2009. No value was assigned to these warrants. Cumulative accrued interest as of March 31, 2006 amounts to $200,815. Total due as of March 31, 2006 was $4,802,928,
excluding interest. The Company has drawn down $4,602,113 of the facility.

NOTE 7 - Commitments and Contingencies

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

NOTE 8 - Subsequent Events

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

Under the terms of the Agreement, Avantogen will transfer its 50% interest in Resistys, $1,000,000 in cash, and eitherrights to a drug compound chosen by Avantogen and satisfactory to the Company or an additional $100,000, in exchange for 32 million shares of Innovate Common Stock to be issued to Avantogen or its designee As a result of the transaction, Resistys, with its pancreatic chemo-resistance inhibitor compound which is currently under development, will be a wholly owned subsidiary of the Company. Avantogen will own, directly or indirectly, approximately 54.24% of the 59 million shares of the Company's Common Stock outstanding on a fully diluted basis. The Company expects the transaction to be completed in May 2006.

It is a condition to the Agreement that on or prior to closing the outstanding credit line by Bioaccelerate in favor of the Company will have been terminated and no amounts shall remain due to Bioaccelerate in respect of the credit line. In consideration for Bioaccelerate agreeing to forgive the outstanding loan, accepting liability for settlement of various Innovate creditors and projected costs of the transaction as at completion approximately $8.25 million, Innovate will issue Bioaccelerate 8,821,758 shares of Common Stock to bring the total number of outstanding shares of Innovate's Common Stock to 27,000,000 shares. Therefore only $878,430 of the amounts owing by the Company to creditors as of March 31, 2006 will remain outstanding.

The transaction with Avantogen to acquire the balance of Resistys will be treated as a reverse merger for accounting purposes which means that the accounts of Resistys will provide the historical information for Company. Resistys Inc is arranging to change its financial year end to December 31 and complete an audit to December 31, 2005. Within four days of consummation of the transaction with Avantogen, the Company will file a Current Report on Form 8K and audited financial statements for Resistys and Pro Forma accounts for the Company within 71 days of filing of the Form 8K.

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

On April 11, 2006 Bioaccelerate Holdings, Inc changed its name to Gardant Pharmaceuticals, Inc.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS : NO ASSURANCES INTENDED

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

Although forward-looking statements in this Report on Form 10-QSB reflect the good faith judgment of management, such statements can only be based on facts and factors currently known by management. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in, or anticipated by, the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes, include without limitation, those discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2005. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Report. Readers are urged to carefully review and consider the various disclosures made by us in our Annual Report on Form 10-KSB for the year ended December 31, 2005, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows.

The following discussion should be read along with the Consolidated Financial Statements and Notes to our audited financial statements for the fiscal year ended December 31, 2005.

Critical Accounting Policies and Estimates

The preparation of the Company's financial statements requires management to make certain critical accounting estimates that impact the stated amount of assets and liabilities at a financial statement date and the reported amount of income and expenses during a reporting period. These accounting estimates are based on management's judgment and are considered to be critical because of their significance to the financial statements and the possibility that future events may differ from current judgments, or that the use of different assumptions could result in materially different estimates. The critical accounting policies and estimates have not changed from and should be read in conjunction with the Company's Annual Report filed on Form 10-K for the year ended December 31, 2005. The Company's estimates are reviewed continuously to ensure reasonableness. However, the amounts the Company may ultimately realize could differ from such estimated amounts.

Overview

Innovate Oncology, Inc. (the "Company" or "Innovate") acquires, develops and seeks to commercialize novel compounds to treat various types of cancer. Our drug pipeline consists of seven drug products, five clinical candidates and two in pre-clinical development and focuses on multiple forms of cancer, including three of the most prevalent: breast, prostate and colon cancer.

Bioaccelerate Holdings, Inc. ("Bioaccelerate") is the majority owner of the Company's common stock. Bioaccelerate is a pharmaceutical development company incorporated in Nevada and traded on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol OTCBB: BACL. Like the Company, Bioaccelerate enters into co-development and licensing agreements with leading medical research, academic and private pharmaceutical companies. On July 21, 2004, Bioaccelerate sold its UK subsidiary, Innovative Oncology Limited, ("Innovative") to Innovate Oncology, Inc. ("Innovate Oncology"), a Delaware corporation, in exchange for 100% of the outstanding common stock of Innovate Oncology. As part of that transaction, Bioaccelerate agreed to assign the licenses, rights and obligations for six clinical and up to four pre-clinical drug compounds from its portfolio of drug candidates in development to Innovate Oncology.

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

On February 1,2006 the Company, Avantogen and Bioaccelerate entered into a binding Share Exchange Agreement (the "Agreement") The Agreement is filed as
Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 7, 2006 and is specifically incorporated herein by reference.

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

It is a condition to the Agreement that on or prior to closing the outstanding credit line by Bioaccelerate in favor of the Company will have been terminated and no amounts shall remain due to Bioaccelerate in respect of the credit line. In consideration for Bioaccelerate agreeing to forgive the outstanding loan, accepting liability for settlement of various Innovate creditors and projected costs of the merger as at completion, Innovate has issued 8,821,758 shares at a market price of $1.40, bringing the total number of outstanding shares of Innovate's Common Stock to 27,000,000.

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

As a consequence of the agreement Mr Sujay Kango ,Chief Executive Officer and Mr Paul Hopper, Chairman of the Board of Directors have resigned their positions with the Company. Mr Alan Bowen, Chief Financial Officer and Mr Linden Boyne, CEO and Company Secretary will resign on completion.

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

                                                                  Phase of Development
                                                  -----------------------------------------------------
Product                  Indication               Pre-Clinical    Phase I     Phase II    Phase III
Candidate
-------------------------------------------------------------------------------------------------------
INOC-001     Chemo-Resistance Inhibitor           ||||||||||||||||||||||||||||||||||||

INOC-005     Capridine Beta                       ||||||||||||||||||||||||

INOC-009     Oral Paclitaxal Formulation          ||||||||||||||||||||||||

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

Results of Operations - Comparison of quarter ended March 31, 2006 and 2005

During the quarter ended March 31, 2006, work continued on the product development programs as planned and the individual expense items are detailed below.

General and administrative expenses amounted to $361,340 for the quarter ended March 31, 2006 compared with $1,437,347 for the quarter ended March 31, 2005. The lower costs in 2006 were primarily due to the initial consulting fees relating to the setting up of new research projects and expenses incurred at the beginning of 2005.

Research and development expenses for the quarter ended March 31, 2006 were $571,179 compared with $284,370 during the quarter ended March 31, 2005. These were due to the continuing development expenses in the Resistys project.

Net loss for the quarter ended March 31, 2006 was $982,349 compared with $1,721,717 for the quarter ended March 31, 2005. This decrease was due to the higher general and administrative expenses which were incurred at the beginning of 2005 when the company was gearing up for research and development work.

The Company has incurred a net loss of $7,116,892 since inception.

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

ITEM 3 - CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. This process includes ensuring information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

o In light of the material weaknesses described below, we performed additional analyses and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

o A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses which have caused management to conclude that, as of March 31, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level :

      1. We do not have complete written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of
            Section 404 of the Sarbanes-Oxley Act and will be applicable to us for the year ending December 31, 2007. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

      2. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

      3. We had a significant number of audit adjustments last fiscal year. Audit adjustments are the result of a failure of the internal controls to prevent or detect misstatements of accounting information. The failure could be due to inadequate design of the internal controls or to a misapplication or override of controls. Management evaluated the impact of our significant number of audit adjustments last year and has concluded that the control deficiency that resulted represented a material weakness.

            To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses

To remediate the material weaknesses in our disclosure controls and procedures identified above, in addition to working with our independent auditors, we are continuing the process of completely documenting on internal control policies and procedures, and we continue to refine our internal procedures to begin to implement segregation of duties and to reduce the number of audit adjustments.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We currently are not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

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

Dated: May 15, 2006

Innovate Oncology, Inc.


By: /s/ Linden Boyne
------------------------------------
Linden Boyne
CEO & Director
(Chief Executive Officer)


By: /s/ Alan Bowen
------------------------------------
Alan Bowen
CFO, Treasurer & Director
(Chief Financial Officer)