Form 10QSB
period 2006-06-30
Avantogen Oncology, Inc.
filed 2006-08-11
CIK 894538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2006

OR

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 33-55254-28

AVANTOGEN ONCOLOGY, INC.

(Exact name of small business issuer as specified in its charter)

NEVADA	87-0438641
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2121 AVENUE OF THE STARS, SUITE 2550, LOS ANGELES, CA 90067

(Address of principal corporate offices)

TELEPHONE NUMBER: (310) 553-5533

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

YES  ☐    NO  ☒

As of August 11, 2006, there were 59,000,000 shares of the Registrant’s Common Stock outstanding.

Transitional Small Business Disclosure Format

YES  ☐    NO  ☒

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

AVANTOGEN ONCOLOGY, INC.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

June 30, 2006 (Unaudited) and December 31, 2005

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Cash	$736,495	$1,158
Prepaid assets	101,216

Total current assets	837,711	1,158
Property and equipment	8,600	—
Advance to related party	200,000	—
Deposit	44,488	—
Other assets	23,958	—

Total assets	$1,114,757	$1,158

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable and accrued expenses	$160,375	$867,228
Due to related parties	—	190,000
Note payable to stockholder	—	4,347,223

Total current liabilities	160,375	5,404,451

COMMITMENTS
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $.001, 25,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par, 125,000,000 shares authorized, 59,000,000 and 18,178,242 issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	59,000	18,178
Additional paid in capital	8,790,359	713,072
Deficit accumulated during the development stage	(7,894,977)	(6,134,543)

Total stockholders’ equity (deficit)	954,382	(5,403,293)

Total liabilities and stockholders’ equity (deficit)	$1,114,757	$1,158

The accompanying notes are an integral part of these financial statements.

AVANTOGEN ONCOLOGY, INC.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2005 and 2006, and For the Period from July 21, 2004 (Inception) to June 30, 2006

	Three Months Ended		Six Months Ended		Period From July 21, 2004
	June 30, 2005	June 30, 2006	June 30, 2005	June 30, 2006	(Inception) to June 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Research and development	$618,367	$544,443	$2,055,714	$1,115,622	$5,010,197
General and administrative	349,237	229,296	611,907	590,636	2,679,619

Loss from operations	967,604	773,739	2,667,621	1,706,258	7,689,816
Other expenses	27,500	4,346	49,200	54,176	205,161

Loss before provision for income taxes	995,104	778,085	2,716,821	1,760,434	7,894,977
Provision for income taxes	—	—	—	—	—

Net loss	$995,104	$778,085	$2,716,821	$1,760,434	$7,894,977

Basic and diluted loss per share	$(0.06)	$(0.02)	$(0.15)	$(0.07)
Basic and diluted weighted average shares outstanding	17,953,243	33,879,000	17,953,243	26,072,000

The accompanying notes are an integral part of these financial statements.

AVANTOGEN ONCOLOGY, INC.

(A Development Stage Company)

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

For the Period from July 21, 2004 (Inception) to December 31, 2004, For the Year Ended

December 31, 2005, and For the Six Months Ended June 30, 2006 (Unaudited)

	Shares	Common Stock	Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total
Balance, July 21, 2004 (Inception)	1,453,242	$1,453	$(1,453)	$—	$—
Shares issued in reorganization	16,500,000	16,500	(16,500)	—	—
Net loss	—	—	—	(1,120,037)	(1,120,037)

Balance, December 31, 2004	17,953,242	17,953	(17,953)	(1,120,037)	(1,120,037)
Shares issued to consultant on October 19, 2005 at $3.25 per share	225,000	225	731,025	—	731,250
Net loss	—	—	—	(5,014,506)	(5,014,506)

Balance - December 31, 2005	18,178,242	18,178	713,072	(6,134,543)	(5,403,293)
Shares issued to Bioaccelearate in the May 26, 2006 acquisition (unaudited)	8,721,758	8,722	5,584,079	—	5,592,801
Shares issued to consultant in the May 26, 2006 acquisition (unaudited)	100,000	100	(100)	—	—
Shares issued to Avantogen Limited in the May 26, 2006 acquisition (unaudited)	32,000,000	32,000	1,609,141	—	1,641,141
Resistys net assets received in the May 26, 2006 acquisition (unaudited)	—	—	59,142	—	59,142
Amount due Resistys eliminated in the May 26, 2006 acquisition (unaudited)	—	—	825,025	—	825,025
Net loss (unaudited)	—	—	—	(1,760,434)	(1,760,434)

Balance - June 30, 2006 (unaudited)	59,000,000	$59,000	$8,790,359	$(7,894,977)	$954,382

The accompanying notes are an integral part of these financial statements.

AVANTOGEN ONCOLOGY, INC.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2005 and 2006, and For the Period

from July 21, 2004 (Inception) to June 30, 2006

	June 30, 2005	June 30, 2006	Period From July 21, 2004 (Inception) to June 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,716,821)	$(1,760,434)	$(7,894,977)
Adjustments to reconcile net loss to cash used in operating activities:
Non-cash stock compensation	—	—	731,250
Non-cash stock compensation included in note payable	—	—	966,791
Accrued interest in note payable due related party	—	54,176	205,161
Purchased research and development expensed in the May 26, 2006 acquisition	—	516,141	516,141
Amortization expense	—	1,042	1,042
Changes in assets and liabilities
Decrease in other assets	42,106	—	—
(Increase) in deposits	—	(44,488)	(44,488)
Increase (decrease) in accounts payable and accrued liabilities	68,348	(753,592)	113,636
(Decrease) in due to related party	—	(190,000)	—

Net cash used in operating activities	(2,606,367)	(2,177,155)	(5,405,444)

Cash flows from investing activities -
Purchase of property and equipment	—	(8,600)	(8,600)

Cash flows from financing activities
Proceeds received from Avantogen Limited in the acquisition	—	1,100,000	1,100,000
Resistys cash received in the acquisition	—	4,665	4,665
Advance to related party	—	(200,000)	(200,000)
Proceeds from loans from stockholder	2,606,367	2,016,427	5,245,874

Net cash provided by financing activities	2,606,367	2,921,092	6,150,539

Net increase in cash	—	735,337	736,495
Cash, beginning of period	—	1,158	—

Cash, end of period	$—	$736,495	$736,495

Supplement cash flow information:
Cash paid for interest expense and income taxes	$—	$—	$—
Non-cash financing transactions:
Non-cash Resistys net assets received in acquisition	$—	$54,477	$54,477
Amount due Resistys eliminated in acquisition	$—	$825,025	$825,025
Common stock issued to Bioaccelerate for assumption of liabilities	$—	$5,592,801	$5,592,801
Workforce in-place recorded in acquisition	$—	$25,000	$25,000

The accompanying notes are an integral part of these financial statements.

AVANTOGEN ONCOLOGY, INC.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

June 30, 2006

(unaudited)

1. Organization and Significant Accounting Policies

Organization

Avantogen Oncology, Inc. (the “Company” or “Avantogen”) develops and seeks to commercialize novel compounds to treat various types of cancer. The Company’s portfolio of compounds under development consists of three compounds: Chemo-Resistance Inhibitor (RP101), Capridine Beta, and Oral Paclitaxel Formulation. The compounds are in various stage of development ranging from pre-clinical testing through completion of Phase I testing. The Company outsources with third-party laboratories its requirements for research, pre-clinical studies and clinical developments and also outsources with third parties Company requirements for drug substance and product manufacturing. In connection with the May 26, 2006 Acquisition (see below), the Company changed its name to Avantogen Oncology, Inc from Innovate Oncology, Inc. (“Innovate”). The Company is located in Los Angeles, California.

Prior to the May 26, 2006 Acquisition, the Company had been pursuing financing for a relatively broad portfolio of products. The Company has decided to focus its resources at this time on three particular product candidates listed above rather than proceeding with a plan to develop a larger portfolio that would require far more substantial commitments. As a result of this change in strategy, the Company has terminated the agreements intended to assign to the Company the following products: INOC-002 Chemotherapy Potentiator, INOC-003 Targeted Ruthenium Complex, INOC-010 Polymer-Formulated Camptothecin, INOC-016 HER2 Oncogene Inhibitor, and INOC-019 Prostate Tumor Suppressor. All rights and remaining obligations with respect to those products revert to the applicable assignor of those rights to the Company.

The 2004 Reverse Merger

Pursuant to an acquisition agreement dated August 23, 2004 between Innovate, a then-privately held Delaware corporation, and Hampton Berkshire Insurance and Financial, Inc., (“Hampton”) a Nevada corporation, in exchange for 100% of the outstanding shares of Innovate, Hampton canceled 5,026,590 shares of its common stock, effected a 3.8-for-1 reverse split of its common stock, which reduced its pre-acquisition outstanding common stock to 1,453,242 and issued 16,500,000 shares, including 600,000 shares for consulting services related to the acquisition, to Innovate shareholders. Because Innovate’s management and Board of Directors assumed control of the combined entity, the acquisition has been treated as a recapitalization of Innovate and accordingly, the accompanying consolidated financial statements include the historical operations of Innovate and the capital structure of Hampton. Hampton immediately changed its name to Innovate Oncology, Inc.

The Investment in Resistys

Avantogen Limited (formerly Australian Cancer Technologies Limited) (“Avantogen Limited”) is a biotechnology company focused on oncology products and is traded on the Australian Stock Exchange under the symbol “ACU”. Avantogen Limited formed Resistys, Inc. (“Resistys”) in August 2004 as a wholly-owned subsidiary and obtained the North American license in September 2004 to develop and market RP101. On October 5, 2004, Bioaccelerate Holdings, Inc. (“Bioaccelerate” – Innovate’s parent company prior to the May 26, 2006 Acquisition – see below, now known as Gardant, Inc.) and Avantogen Limited entered into a joint venture agreement to co-develop RP101 and share license agreement rights with each controlling 50% of Resistys. On January

17, 2005 Bioaccelerate assigned 100% of its shares in Resistys to a wholly-owned subsidiary, Cynat Oncology Limited (“Cynat”). Bioaccelerate transferred 100% of the capital stock of Cynat to Innovate on March 16, 2005. As a result, Innovate controlled 50% of Resistys subsequent to that date up to the May 26, 2006 Acquisition.

The May 26, 2006 Acquisition

On May 26, 2006, Avantogen Limited and Bioaccelerate entered into a Share Exchange Agreement (the “May 26, 2006 Acquisition”) whereby Avantogen Limited transferred to the Company its 50% share in Resistys and $1,100,000 in exchange for 32,000,000 shares of common stock (or 54.2%) of Innovate. Bioaccelerate terminated its credit line with the Company, and related warrant to acquire 1,000,000 shares of Company common stock, and forgave all amounts due under the line, as well as assumed all Company liabilities, except for $65,000 due to a related party and $825,025 due to Resistys, as of the Acquisition date. Total liabilities assumed, including the amount due to Bioaccelerate under the credit line, was $5,592,801. In consideration, the Company issued to Bioaccelerate 8,721,758 shares of common stock. The Company also issued 100,000 shares of common stock for consulting services received related to the acquisition, which were accounted for as transaction costs. The $825,025 liability due to Resistys was reclassified to additional paid-in capital as result of the Company now owning 100% of Resistys. Under the Share Exchange Agreement, Avantogen Limited has the right to designate three of the five members of Innovate’s Board of Directors. Immediately after the Acquisition the Company changed its name to Avantogen Oncology, Inc.

Because of the May 26, 2006 Acquisition, the Company will consolidate the operating results of Resistys starting May 26, 2006. However, the acquisition-purchase adjustment is accounted from the perspective that Avantogen Limited was the acquirer of Innovate Oncology’s net assets in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, (Statement 141) and Emerging Issues Task Force Issue 98-03, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets of a Business.

The total estimated purchase price paid by Avantogen Limited was $541,000, comprised of (i) $1,100,000 cash paid by Avantogen Limited to the Company less the 54.24% of that amount, or $(594,000), which represents Avantogen Limited’s ownership percentage in the Company after the acquisition, and (ii) 54.24% of the liabilities assumed, or $35,000, by Avantogen Limited through its ownership interest in the Company.

The total purchase price has been allocated on a preliminary basis to assets acquired and liabilities assumed based on management’s preliminary estimates of fair value. Management is still in the process of evaluating the assets acquired and liabilities assumed. The allocations made are subject to change pending a final analysis of the fair value of the assets acquired and liabilities assumed, which could result in material changes from the information presented. This assessment is expected to be completed by September 30, 2006 and may result in fair values that are different than the preliminary estimates of these amounts. Adjustments to these estimates will be included in the allocation of the purchase price, if the adjustment is determined within the purchase price allocation period of up to twelve months.

The total estimated purchase price of $541,000 has been allocated to Purchased In-Process Research & Development (IPR&D) of $516,000, and other assets of $25,000. The workforce in-place intangible asset which is presented as other assets on the accompanying balance sheet is being amortized on a straight-line basis over 2 years. IPR&D was expensed when recognized in May 2006.

Additionally, the Company recorded the historical net assets of Resistys as at May 26, 2006 as follows: cash of $4,665, prepaid assets of $101,216, and accounts payable and accrued liabilities of $(46,739). Prior to the May 26, 2006 Acquisition, the Company had reported its 50% share of losses in Resistys under the equity method of accounting. Starting May 26, 2006, the Company will consolidate 100% of Resistys’ losses in its operating results.

Bioaccelerate, Avantogen Limited and the Company entered into a Voting Agreement dated as at May 26, 2006, pursuant to which Avantogen Limited will vote its shares in favor of two (2) designees of Bioaccelerate to serve as directors of the Company for so long as Bioaccelerate owns at least twenty percent (20%) of the Company’s capital stock. The Voting Agreement also provides that, for so long as Bioaccelerate owns at least twenty percent (20%) of the Company’s capital stock, the Company will not, without first obtaining the approval of Bioaccelerate and Avantogen Limited, and Bioaccelerate and Avantogen Limited agree that, without the prior consent of the other, neither will vote or act with respect to its equity interests in the Company so as to, cause any of the following actions to be taken: (a) the liquidation, dissolution or winding up of the Company, (b) any bankruptcy filing of the Company, (c) the sale of all or substantially all of the Company’s assets to Bioaccelerate, Avantogen Limited or their affiliates, (d) the merger or consolidation of the Company into Bioaccelerate, Avantogen Limited or their affiliates, (e) the conversion of the Company into another form of business, (f) engagement by the Company in a business other than in the life sciences field, (g) the issuance of shares of the Company’s capital stock to Bioaccelerate, Avantogen Limited or their affiliates at below fair market value or otherwise without adequate consideration, (h) a change in the size of the Company’s Board of Directors, (i) the redemption or repurchase of any shares of the Company’s capital stock owned by Bioaccelerate, Avantogen Limited or their stockholders or affiliates, (j) the engagement by the Company in any related-party transactions with Bioaccelerate, Avantogen Limited or their affiliates or (k) the entry by the Company into any third party transaction in which Bioaccelerate or Avantogen Limited receives a benefit that does not inure to the benefit of the Company or its shareholders as a group.

The following pro-forma information reflects the May 26, 2006 Acquisition and consolidation of Resistys as if the Company had consummated the acquisition on the first day of each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Revenues – pro forma	Nil	Nil	Nil	Nil
Net operating loss – as reported	$995,104	$778,085	$2,716,821	$1,760,434
Additional expenses	652,277 [1]	502,639 [2]	410,116 [3]	39,654 [4]

Net operating loss – pro forma	1,647,381	1,280,724	3,126,937	1,800.088
Provision of income taxes	—	—	—	—

Net income – pro forma	$1,647,381	$1,280,724	$3,126,937	$1,800,088

Loss per share – pro forma	$(0.03)	$(0.02)	$(0.05)	$(0.03)
Weighted average shares outstanding – pro forma	58,775,000 [5]	59,000,000 [6]	58,775,000 [5]	59,000,000 [6]

Notes

[1]	Additional expenses represents (i) the recognition of purchased IPR&D of $516,141, (ii) $3,125 of amortization of intangible assets recognized in the acquisition, (iii) increased Resistys’ costs of $160,511, and (iv) less the elimination of interest expense of $(27,500) related to Bioaccelerate’s credit line.

[2]	Additional expenses represents (i) the recognition of purchased IPR&D of $516,141, (ii) $3,125 of amortization of intangible assets recognized in the acquisition, less (iii) decreased Resistys’ costs of $(12,281), and (iv) the elimination of interest expense of $(4,346) related to Bioaccelerate’s credit line.

[3]	Additional expenses represents (i) the recognition of purchased IPR&D of $516,141, (ii) $6,250 of amortization of intangible assets recognized in the acquisition, less (iii) decreased Resistys’ costs of ($63,075) and (iv) the elimination of interest expense of $(49,200) related to Bioaccelerate’s credit line.

[4]	Additional expenses represents (i) the recognition of purchased IPR&D of $516,141, (ii) $6,250 of amortization of intangible assets recognized in the acquisition, less (iii) decreased Resistys’ costs of $(428,561), and (iv) less the elimination of interest expense of $(54,176) related to Bioaccelearate’s credit line.

[5]	Weighted average shares outstanding reflects those shares previously reported plus the 40,821,758 shares issued in the acquisition

[6]	Weighted average shares outstanding reflects those shares previously reported plus that portion of the 40,821,758 shares issued in the acquisition previously not included on a weighted average basis

Unaudited Financial Information

The accompanying unaudited interim balance sheet at June 30, 2006, the statements of operations and cash flows for the three and six months ended June 30, 2005 and 2006 and cumulative since inception (July 21, 2004), and the statement of stockholders’ deficit for the six months ended June 30, 2006 are unaudited. These unaudited interim and cumulative since inception financial statements have been prepared in accordance with U.S. generally accepted accounting principles. In the opinion of the Company’s management, the unaudited interim and cumulative since inception financial statements have been prepared on the same basis as the audited financial statements and included all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s statement of financial position at June 30, 2006 and its results of operations and cash flows for the three and six months ended June 30, 2005 and 2006 and cumulative since inception (July 21, 2004). The results for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

Principles of Consolidation

The consolidated financial statements include the accounts of Avantogen Oncology, Inc. (a Nevada corporation) and its wholly owned subsidiaries, Innovative Oncology, Limited. (a United Kingdom company), and Cynat Oncology, Inc. (a Delaware corporation). In addition, the consolidated financial statements include the accounts of Cynat Oncology Limited (a United Kingdom company), wholly owned by Cynat Oncology, Inc., which holds the investment in Resistys. Beginning May 26, 2006, the Company consolidates 100% of Resistys’ losses in its operating results. Prior to this date, the Company had reported its 50% share of losses in Resistys under the equity method of accounting.

All significant inter-company accounts and transactions have been eliminated. All assets and liabilities are recorded at or held in United States dollars (USD). Therefore no balance sheet amounts are translated into USD in consolidation. Amounts paid in foreign currencies are translated into USD when paid, and if previously unrecorded, amounts are recorded in the books and records at the translated amount, otherwise a gain or loss is recognized in the statement of operations as either research and development expense or general and administrative expense. Exchange gains and losses recognized in the accompanying statement of operations are immaterial.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. As of June 30, 2006, the Company had $736,495 of cash and no other material assets, nor did it have an established source of revenues sufficient to cover its operating costs. During the six month ended June 30, 2005, the six months ended June 30, 2006, and from July 21, 2004 (Inception) to June 30, 2006, the Company used cash in operations of $2,606,367, $2,177,155 and $5,405,444, respectively. From inception through June 30, 2006, shareholders provided funding in the amount of $6,345,874 which includes the $1.1 million consideration recently paid by Avantogen Limited in the May 26, 2006 Acquisition. As of June 30, 2006, the Company had accumulated a net deficit during the development stage of $7,894,977. The Company is entirely dependent on its significant shareholders for its capital requirements. The Company’s future capital requirements will depend upon numerous factors including, but not limited to, continued progress in developing its products, market penetration and profitable operations from the sale of its products, if successfully developed. These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a going concern. While members of the Company’s management have been successful in raising capital for other ventures in the past, and plan to raise equity capital for the Company, there can be no assurance that these plans will be achieved in sufficient amounts, on acceptable terms, in timely fashion or at all.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Statement of Cash Flows

The Company prepares its statements of cash flows using the indirect method as defined under SFAS No. 95, “Statement of Cash Flows.” During the second quarter ended June 30, 2006, amounts reported in operating activities as uses of cash related to decreases in accounts payable, accrued expenses, and due to related parties include those amounts assumed by Bioaccelerate as if Bioaccelerate advance the Company cash under the credit line to settle its obligations with vendors and other creditors. Hence, advanced to the Company under the credit line within financing activities reflect a corresponding source of cash in the second quarter ended June 30, 2006.

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

As of June 30, 2006, there were no common equivalent shares, such as stock options and warrants, outstanding. Prior to May 26, 2006, the Company had a warrant outstanding to acquire 1,000,000 shares of common stock. The warrant was excluded from the weighted average number of common shares outstanding for purposes of computing earnings per share as the warrant would have been anti-dilutive since the Company had reported losses for all periods presented.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” in May 2005. SFAS No. 154 replaces Accounting Principle Board (APB) Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting and reporting of a change in accounting principle, including voluntary changes. The Statement carries forward the guidance of APB Opinion No. 20, for reporting correction of an error in previously issued financial statements and changes in estimates. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of the SFAS No. 154 will have a significant impact on its financial position or results of operations.

1.	Related party transactions

During the six months ended June 30, 2006, the Company paid Sterling FCS Ltd approximately $440,000 (which is included in changes to accounts payables and accrued liabilities in the accompanying Statement of Cash Flows disclosure above) pursuant to an annual contract for the provision of corporate and financial services and for additional consulting services rendered during the first quarter of 2006. During the three and six months ended June 30, 2006, the Company recognized approximately $20,000 and $250,000, respectively, of administrative expenses related to these services provided by Sterling FCS Ltd. The Sterling FCS Ltd contract was cancelled in the May 26, 2006 Acquisition.

Amounts due to Resistys of $825,025 was reclassed as additional paid-in capital since Resistys is fully consolidated with the Company as a result of the Company now owning 100% of Resistys because of the acquisition. Additionally, Bioaccelerate forgave the amounts due it under the credit agreement and assumed certain liabilities of the Company as of May 26, 2006. Total debt forgiven and liabilities assumed were $5,592,801. As consideration, Bioaccelerate was issued 8,721,758 shares of common stock.

During the three and six months ended June 30, 2006, the Company recognized interest expense under the Bioaccelerate credit agreement of $4,346 and $54,176, respectively. These amounts were forgiven as part of the May 26, 2006 Acquisition.

During the second quarter ended June 30, 2006, the Company provided a loan of $200,000 to an affiliated company, which is not consolidated with AL Holdings, Inc. The Promissory Note bears interest on the unpaid principal balance (calculated on the basis of 360-day year for the actual number of days elapsed) at the rate of 200 basis points over LIBOR Rate on August 31, 2006.

3.	Commitments

Resistys had the following commitments, which now become the obligation of the Company because of the May 26, 2006 Acquisition. The following obligations are in addition to the previously existing commitments listed in the Company’s previously filed Form 10-KSB.

Resistys is party to a licensing agreement with RESprotect for the right to exploit RP101. The licensing agreement is for 25 years, subject to certain early termination provisions. Pursuant to the license terms, Resistys shall compensate RESprotect after the achievement of the following milestones:

Initiation of Phase II Trial by Resistys in the Territory or outside the Territory	€1 million
Upon filing by Resistys with the FDA of a New Drug or abbreviated New Drug Application for the registration of the Licensed Product and acceptance of such Application by the FDA	€2 million
Upon FDA approval of the Licensed Product	€5 million
Upon achieving cumulative Market Sales of the Licensed Product in the Territory of $100 million	€3 million

Milestone payments are non-refundable and non-recoupable. The Company believes that the milestone for Phase II will be achieved in 2006 or 2007. The milestones for FDA filing and FDA approval are not expected until at least 2010 and 2011, respectively. Additionally, the Company is required to pay royalties ranging from 2% to 16% of net future revenues from the sale of RP101.

Additionally, Resistys signed a service agreement with Hesperion Ltd. on October 18, 2004. This agreement entrusted Hesperion with the execution of a clinical study defined as “Phase I study of RP101 with Pancreas Cancer.” Pursuant to a Change of Scope (“COS”) addendum dated December 6, 2005, Resistys has committed to use Hesperion’s research and development services aggregating to approximately $360,000 during 2006.

4.	Investment in Resistys

Prior to May 26, 2006, the Company accounted for its investment in Resistys under the equity method. Under the equity method, the Company recognized research and development (R&D) expense related to its investment in Resistys for the periods presented as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
R&D expense - loss in Resistys	$75,398	$—	$512,000	$555,335

The above amounts exclude the $516,000 IPR&D expense recorded in the May 26, 2006 Acquisition and the Resistys research and development expense incurred subsequent to May 26, 2006. From July 31, 2004 (inception) through May 26, 2006, the Company recognized losses in its investment in Resistys of approximately $1,070,000.

5.	Equity Transactions

During the second quarter ended June 30, 2006, the Company issued 32,000,000 shares and 8,721,758 and 100,000 shares of common stock to Avantogen Limited, Bioaccelerate and a consulting firm, respectively, in connection with the May 26, 2006 Acquisition – see footnote 1.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS : NO ASSURANCES INTENDED

This Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. This filing includes statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. Sentences in this document containing verbs such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.) constitute forward-looking statements that involve risks and uncertainties. Items contemplating, or making assumptions about, actual or potential future sales, market size, collaborations, trends or operating results also constitute such forward-looking statements.

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

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements requires management to make certain critical accounting estimates that impact the stated amount of assets and liabilities at a financial statement date and the reported amount of income and expenses during a reporting period. These accounting estimates are based on management’s judgment and are considered to be critical because of their significance to the financial statements and the possibility that future events may differ from current judgments, or that the use of different assumptions could result in materially different estimates. The critical accounting policies and estimates have not changed from and should be read in conjunction with the Company’s Annual Report filed on Form 10-KSB for the year ended December 31, 2005. The Company’s estimates are reviewed continuously to ensure reasonableness. However, the amounts the Company may ultimately realize could differ from such estimated amounts.

Overview

Avantogen Oncology, Inc. (the “Company” or “Avantogen”) acquires, develops and seeks to commercialize novel compounds to treat patients with various types of cancer.

Our drug pipeline currently consists of three drug candidates, spearheaded by our lead compound RP101 which represents a novel therapeutic approach to prevent the development of chemo resistance and subsequently augment chemotherapeutic effect. This product is currently being evaluated in combination with gemcitabine chemotherapy in patients with advanced pancreatic cancer, but may also have potential in other tumor settings in combination with other different chemotherapy drugs.

Our portfolio also contains two pre-clinical compounds: (i) an oral formulation of paclitaxel, that has the potential to be taken forward and evaluated in multiple tumor settings and (ii) Capridine beta, a novel nitroacridine derivative, which has to date been evaluated in a preclinical model of prostate cancer.

Business Strategy

The Company has a clear focus on the development of its current portfolio of proprietary products and will seek to exploit the full potential of each compound in multiple cancer indications. In addition, the Company will explore expansion of its product pipeline through timely acquisition and/or licensing deals in the oncology therapeutic area.

Our goal is to rapidly progress preclinical and early stage clinical compounds through to the critical Phase IIb/III stage of evaluation, establishing the potential role of these product candidates as meaningful therapeutics for patients with unmet need.

In order to achieve our goals, we will build our Company infrastructure prudently, building a permanent headcount for functions that can be fully deployed, while utilizing third party consultants and vendors appropriately. This approach generally gives us more choice and greater flexibility to select and employ dedicated, experienced personnel across many functions, allowing them to focus specifically on their areas of expertise, rather than having all of those functions performed by a limited team of internal personnel required to support the full range of our product development activities.

By relying primarily upon contracts with third parties for research and clinical development, rather than doing that work in-house, we are able to maintain an optimal infrastructure, and our management believes that this streamlined operating strategy has created an efficient and cost-effective pathway through the clinical development process.

As our product candidates progress through development, the Company will be proactive in assessing the formation of strategic partnerships and the provision of third party licenses, including transactions with pharmaceutical companies and other biotechnology companies searching for additional drugs to augment their own ongoing development activities.

In addition to its focused clinical development activities, the Company uses international relationships that it has forged in academia, medical research centers and industry to explore the in-licensing or acquisition of promising early stage compounds and/or existing compounds that can be reformulated or used for previously unexplored indications.

Lastly, a drug development portfolio cannot be completely insulated from potential clinical failure, and it is possible that some proposed products we select for development will not produce the clinical results expected.

Research and Development

Our limited primary research and development efforts are outsourced to third party laboratories who are employed to meet our requirements for basic science work and pre-clinical studies. Any promising product candidates will be transitioned into clinical development to evaluate their role as potential therapeutics to treat various types of cancer.

Clinical Development

Key to our clinical development strategy is the use of Contract Research Organizations (“CRO”) for drug development at all stages along the path to market. CROs will be employed to conduct safety and efficacy studies and assist us in guiding products through the U.S. Food and Drug Administration (“FDA”) and the European Medicines Agency (“EMEA”) regulatory review and approval processes.

In the case of both Research and Development and Clinical Development, our goal is to evaluate and make the best choices in prioritizing which projects are run and resourced accordingly. Each is managed as a discrete project with its own budget and project management. When practical and desirable, different projects will use common resources and contracted facilities.

Our budget projections are based primarily upon those established and set out in or pursuant to our agreements with research and co-development partners.

Manufacturing

The Company also uses contract manufacturing, formulation and chemistry skills of external providers to ensure we optimize drug production.

Competition

The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. Many companies compete with us in developing various therapeutic approaches that may improve the clinical outcomes of cancer patients with our target tumors. These competitors include the major pharmaceutical companies, biotechnology companies and academic institutions.

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, pre-clinical testing, conducting clinical trials, obtaining regulatory approval and marketing than we do.

Patent protection of novel product candidates is an important competitive activity and as a company we strive to strengthen our patent position accordingly and expect competitive companies to do the same.

We expect that competition among products approved for commercialization will be based, among other things, on efficacy, product safety, price and patent position. Our ability to compete effectively and develop products that can be manufactured cost-effectively and marketed successfully will depend on our ability to:

•	advance our lead product candidates and technology platforms;

•	obtain required government and other public and private approvals on a timely basis;

•	enter into co-development and marketing and sales partnership arrangements if appropriate;

•	license additional technologies;

•	maintain a proprietary position in our technologies and products; and

•	attract and retain key personnel.

For these reasons we intend to continue to seek to strengthen the key areas of the business that we can control in-house effectively and to seek to leverage what we believe are the key advantages of our business model and strategy: flexibility, responsiveness, speed and mitigating risks.

Product Portfolio

Our objective is to provide cancer patients with effective and safe therapeutics that save or prolong their lives. We are developing a diversified product portfolio targeting multiple forms of cancer. The Company’s drug pipeline has three compounds in different stages of development, including a therapeutic switch of an existing drug that is not currently indicated to treat patients with cancer; a new chemical entity that has completed pre-clinical testing; and a reformulation of an approved product in the market indicated to treat cancer, that has also completed pre-clinical testing.

Our portfolio is characterized by compounds that have a novel mechanism of action or a novel formulation, which we believe may have the potential to significantly differentiate the product profile.

Product Pipeline Summary

The table below summarizes the status of our development programs.

Stage of Development
Product Candidate	Description	Potential Indications	Preclinical	I	II	III

RP101	Novel inhibitor of chemo resistance	Pancreatic cancer Other tumor types	Completed	Completed	Next study planned

Oral Paclitaxel Formulation	Novel, oral, Nan particulate formulation of Paclitaxel	Various tumor types	Completed

Capridine Beta	Novel, nitroacridine derivative	Prostate cancer	Completed

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

Products In Development

RP101 Chemo-resistance Inhibitor

Description

RP101 (otherwise known as bromovinyl-deoxyuridine, BVDU) is an orally administered nucleoside analogue. It is the lead drug candidate in our product portfolio and is currently being evaluated in combination with gemcitabine in patients with advanced pancreatic cancer. RP101 is thought to have potential to prevent the development of chemo resistance and so augment the efficacy of co-administered chemotherapy. The development of chemo resistance remains a significant problem for many patients with cancer and their treating oncologists and results in relapse, and ultimately in disease progression.

The Company intends to fully explore the potential of RP101 as potential therapeutic across multiple tumor types and will look to begin evaluation beyond the pancreatic cancer setting, as resources permit.

Market Opportunity

In 2006, approximately 35,000 patients will be diagnosed with pancreatic cancer in North America. Approximately half of these patients present with advanced disease, and the majority will undergo treatment with cytotoxic chemotherapy. The current standard of care for patients with advanced disease is gemcitabine chemotherapy.

Despite this best standard of care mortality is extremely high, with only 4% of patients with advanced metastatic disease remaining alive at 5 years. There is therefore an enormous unmet need and significant opportunity for new therapeutics that have the potential to improve on the results seen with gemcitabine chemotherapy alone.

It is felt that RP101 in combination with gemcitabine chemotherapy has the potential to become a meaningful therapeutic for the treatment of patients with advanced pancreatic cancer.

RP101 in combination with different chemotherapy regimens may also hold potential in other tumor settings, where chemo resistance develops through similar mechanisms to those seen in pancreatic cancer, and additional cancer types worthy of study will also be evaluated for clinical evaluation.

Status

In vitro experiments have shown that RP101 in combination with cytotoxic chemotherapies has the potential to effect multiple molecular metabolic pathways that are thought to contribute to the development of chemo resistance, including the antagonism of the over expression of certain oncogenes (e.g. STAT3 and JUN-D) and certain DNA repair enzymes (APEX1 and UBEN2) that are thought to contribute to the development of chemo resistance (Fahrig et al., Cancer Research 63 5745-53, 2003).

Subsequent in vivo experiments have also shown that RP101 in combination with cytotoxic chemotherapy slowed tumor growth, when compared to treatment with cytotoxic chemotherapy alone (Fahrig et al., Cancer Research 63 5745-53, 2003).

RP101 is currently being evaluated in combination with gemcitabine chemotherapy to treat patients with advanced pancreatic cancer.

In 2003 a Phase I, open label, clinical trial in which 13 patients with advanced pancreatic cancer were treated with gemcitabine, cisplatin and RP101 produced an impressive median survival of 447 days and time to progression (TTP) of 280 days. These data compared very favorably in a subsequent comparison to a well matched control group, who received the same chemotherapy regimen alone. Median survival 447days vs. 186 days and TTP 280 days vs. 104 days. (Journal of Clinical Oncology, 2006 ASCO Annual Meeting Proceedings Part I. Vol 24, No.18S June 20 Supplement), 2006: 14000).

Subsequently in 2004 a Phase I/II combined dose ranging/efficacy study was commenced in which 22 patients were treated with gemcitabine monotherapy in combination with one of five dose levels of RP101 (500, 625, 750, 875 and 1000mg/day for four days of each dose of gemcitabine). This study is scheduled to report the final dose ranging results in the second half of 2006.

Interim results of the dose ranging study will be used to confirm plans of an appropriate Phase II study that will continue the evaluation of this product candidate. An IND for the Phase II study will be filed in the second half of 2006, and the proposed Phase II study will begin thereafter. The Company is planning that this study will be carried out in the United States, Canada, Germany, Russia and Poland.

Patents

A use patent, U.S. patent number 6,589,941, was granted in 2003.

Capridine Beta

Description

Capridine Beta is a novel nitroacridne derivative that is being evaluated in a pre-clinical model of prostate cancer. The compound is thought to have the potential to render hormone-independent prostate cells hormone-sensitive and therefore may be a product candidate for evaluation in treating both hormone-sensitive and hormone-insensitive prostate cancer in combination with anti-androgen therapy. In pre-clinical experiments, this compound also showed activity against leukemia, melanoma, lung, colon, ovarian, renal and bladder cancer. Toxicology studies indicate that this compound may have lower bone marrow toxicity than some drugs currently used to treat these conditions.

Market Opportunity

In 2005, approximately 375,000 men in the seven major market countries (United States, France, Germany, Italy, Spain, Japan and the United Kingdom) were diagnosed with prostate cancer. About 10% of these patients are diagnosed with hormone refractory disease, and many of those patients who are sensitive to hormonal therapy at diagnosis will progress to a hormone refractory state. There are very few meaningful therapy options for patients with hormone refractory disease, and there is a large unmet need for effective therapies for these patients.

Status

Preclinical testing has been completed, and the Company will evaluate the opportunity to file an IND application for a Phase I study with the FDA.

Patents

A U.S. patent, number 6,589,961, was granted to this product candidate in 2003.

Oral Paclitaxel Formulation

Description

This compound is an oral available reformulation of a commonly used intravenous chemotherapeutic agent that treats several types of cancer, including breast, NSCLC, ovarian and AIDS-related Kaposi’s sarcoma. This novel formulation has the potential to improve the drug’s solubility and therefore facilitates absorption into the bloodstream. The formulation also prevents efflux of the drug from the intestine.

Market Opportunity

Paclitaxel remains a widely used chemotherapy agent in significant patient populations such as those with breast and lung cancer. Currently available forms of paclitaxel are given intravenously and it is thought that the development of orally available presentation could provide an alternative with potential benefits for both patients and prescribing physicians.

Status

Pre-clinical testing has been completed, and the Company will evaluate the opportunity to file an IND application for a Phase I study with the FDA.

Patents

Supratek Pharma, Inc., which has licensed development and co-marketing rights for this compound to the Company, owns a total of four “composition of matter” patents, numbers 5,817,321, 6,060,518, 6,277,410 and 6,387,406, in the U.S. related to its proprietary technology and is responsible for maintenance and upkeep of its patents.

Company Status

The Company continues to focus its resources on progressing the development of its lead compound RP101 and continues to incur losses as expected during this early stage.

The reader should consider the likelihood of our future success to be highly speculative in light of our limited operating history, as well as the limited resources, problems, expenses, risks and complications frequently encountered by similarly situated companies. To address these risks, we must, among other things:

•	advance our lead product candidates and technology platforms;

•	obtain required government and other public and private approvals on a timely basis; o enter into corporate partnerships;

•	enter into co-development and marketing and sales partnership arrangements, if appropriate;

•	license additional technology;

•	maintain a proprietary position in our technologies and products; and

•	attract and retain key personnel.

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

Liquidity and Capital Resources

As of June 30, 2006, the Company had $736,495 of cash and no other material assets, nor did it have an established source of revenues sufficient to cover its operating costs. During 2005, the six months ended June 30, 2006, and from July 21, 2004 (Inception) to June 30, 2006, the Company used cash in operations of $2,606,000, $2,177,000 and $5,405,000, respectively. From inception through the June 30, 2006, shareholders provided funding in the amount of $6,345,874. Shareholder provided funding includes the $1.1 million consideration recently paid by Avantogen Limited in the May 26, 2006 Acquisition in exchange for 32 million shares of common stock. As of June 30, 2006, the Company’s had accumulated a net deficit during the development stage of $7,894,977. The Company is entirely dependent on its significant shareholders for its capital requirements. The Company’s future capital requirements will depend upon numerous factors including, but not limited to, continued progress in developing its products, market penetration and profitable operations from the sale of its products, if successfully developed. While members of the Company’s management have been successful in raising capital for other ventures in the past, and plan to raise equity capital for the Company, there can be no assurance that these plans will be achieved in sufficient amounts, on acceptable terms, in timely fashion or at all. Without the infusion of additional capital into the Company, the Company’s current resources will not be sufficient to satisfy the Company’s cash requirements for the next 12 months.

ITEM 3 – CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. This process includes ensuring information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2006, our disclosure controls and procedures were effective at the reasonable assurance level.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 – OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8

The following exhibits are filed with this report.

31.1	Written Statement of Chief Executive Officer with respect to compliance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Written Statement of Chief Financial Officer with respect to compliance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement of Chief Executive Officer with respect to compliance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Written Statement of Chief Financial Officer with respect to compliance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed, on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2006

AVANTOGEN ONCOLOGY, INC.

By:	/s/ Christopher Nowers
Christopher Nowers Chief Executive Officer

By	/s/ Lauro Valdovinos
Lauro Valdovinos Chief Financial Officer