Form 10QSB
period 2006-09-30
Avantogen Oncology, Inc.
filed 2006-11-13
CIK 894538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2006

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

TELEPHONE NUMBER: (310) 277-2077

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

YES  ☐    NO  ☒

As of November 10, 2006, there were 59,000,000 shares of the Registrant’s Common Stock outstanding.

Transitional Small Business Disclosure Format                    Yes  ☐    NO  ☒

PART I. FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

AVANTOGEN ONCOLOGY, INC. AND SUBSIDIARIES

(A Development Stage Company)

Condensed Consolidated Balance Sheets

September 30, 2006 (Unaudited) and December 31, 2005

	December 31, 2005	September 30, 2006
		(unaudited)
ASSETS
Cash	$1,158	$40,988
Prepaid assets		121,540

Total current assets	1,158	162,528
Property and equipment, net	—	8,170
Due from related party	—	4,372
Deposit	—	44,488
Other assets	—	20,832

Total assets	$1,158	$240,390

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable and accrued expenses	$867,228	$1,095,050
Due to related parties	190,000	218,891
Note payable to stockholder	4,347,223	—

Total current liabilities	5,404,451	1,313,941

Commitments	—	—

Stockholders’ Equity (Deficit)
Preferred stock, par value $.001, 25,000,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $.001, 125,000,000 shares authorized, 59,000,000 and 18,178,242 issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	18,178	59,000
Additional paid in capital	713,072	8,790,359
Deficit accumulated during the development stage	(6,134,543)	(9,922,910)

Total stockholders’ equity (deficit)	(5,403,293)	(1,073,551)

Total liabilities and stockholders’ equity (deficit)	$1,158	$240,390

The accompanying notes are an integral part of these financial statements.

AVANTOGEN ONCOLOGY, INC. AND SUBSIDIARIES

(A Development Stage Company)

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2005 and 2006, and

For the Period from July 21, 2004 (Inception) to September 30, 2006

	Three Months Ended		Nine Months Ended		Period From July 21, 2004 (Inception) to September 30, 2006
	September 30,	September 30,	September 30,	September 30,
	2005	2006	2005	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Research and development	$494,820	$1,211,598	$2,550,534	$2,327,218	$6,221,793
General and administrative	230,430	820,183	842,337	1,410,820	3,499,803

Loss from operations	725,250	2,031,781	3,392,871	3,738,038	9,721,596
Other (income)/expenses	30,000	(3,847)	79,200	50,329	201,314

Loss before provision for income taxes	755,250	2,027,934	3,472,071	3,788,367	9,922,910
Provision for income taxes	—	—	—	—	—

Net loss	$755,250	$2,027,934	$3,472,071	$3,788,367	$9,922,910

Basic and diluted loss per share	$(0.04)	$(0.03)	$(0.19)	$(0.10)
Basic and diluted weighted average shares outstanding	17,953,243	59,000,000	17,953,243	37,168,584

The accompanying notes are an integral part of these financial statements.

AVANTOGEN ONCOLOGY, INC. AND SUBSIDIARIES

(A Development Stage Company)

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

For the Period from July 21, 2004 (Inception) to December 31, 2004, For the Year Ended

December 31, 2005, and For the Nine Months Ended September 30, 2006 (Unaudited)

	Shares	Common Stock	Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total
Balance, July 21, 2004 (Inception)	1,453,242	$1,453	$(1,453)	$—	$—
Shares issued in reorganization	16,500,000	16,500	(16,500)	—	—
Net loss	—	—	—	(1,120,037)	(1,120,037)

Balance, December 31, 2004	17,953,242	17,953	(17,953)	(1,120,037)	(1,120,037)
Shares issued to consultant on October 19, 2005 at $3.25 per share	225,000	225	731,025	—	731,250
Net loss	—	—	—	(5,014,506)	(5,014,506)

Balance - December 31, 2005	18,178,242	18,178	713,072	(6,134,543)	(5,403,293)
Shares issued to Bioaccelerate Holdings, Inc. in the May 26, 2006 acquisition (unaudited)	8,721,758	8,722	5,584,079	—	5,592,801
Shares issued to consultant in the May 26, 2006 acquisition (unaudited)	100,000	100	(100)	—	—
Shares issued to Avantogen Limited in the May 26, 2006 acquisition (unaudited)	32,000,000	32,000	1,609,141	—	1,641,141
Resistys, Inc. net assets received in the May 26, 2006 acquisition (unaudited)	—	—	59,142	—	59,142
Amount due Resistys, Inc. eliminated in the May 26, 2006 acquisition (unaudited)	—	—	825,025	—	825,025
Net loss (unaudited)	—	—	—	(3,788,367)	(3,788,367)

Balance - September 30, 2006 (unaudited)	59,000,000	$59,000	$8,790,359	$(9,922,910)	$(1,073,551)

The accompanying notes are an integral part of these financial statements.

AVANTOGEN ONCOLOGY, INC. AND SUBSIDIARIES

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2005 and 2006 and For the Period

from July 21, 2004 (Inception) to September 30, 2006

	September 30, 2005	September 30, 2006	Period From July 21, 2004 (Inception) to September 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(3,472,071)	$(3,788,367)	$(9,922,910)
Adjustments to reconcile net loss to cash used in operating activities:
Non-cash stock compensation	—	—	731,250
Non-cash stock compensation included in note payable	—	—	966,791
Purchased research and development expensed in the May 26, 2006 acquisition	—	516,141	516,141
Amortization expense	—	4,168	4,168
Depreciation expense		430	430
Changes in assets and liabilities
Increase in prepaid assets		(20,324)	(20,324)
Increase in interest on note receivable from related party		(4,372)	(4,372)
Increase in deposits	—	(44,488)	(44,488)
Decrease in other assets	42,106	—	—
Increase in accounts payable and accrued expenses	185,064	181,083	1,048,311
Increase in due to related parties	90,000	28,891	218,891
Increase in interest on note payable due related party	—	54,176	205,161

Net cash used in operating activities	(3,154,901)	(3,072,662)	(6,300,951)

Cash flows from investing activities:
Purchase of property and equipment	—	(8,600)	(8,600)

Net cash used in investing activities	—	(8,600)	(8,600)
Cash flows from financing activities:
Proceeds received from Avantogen Limited in the acquisition	—	1,100,000	1,100,000
Resistys, Inc. cash received in the acquisition	—	4,665	4,665
Proceeds from loans from stockholder	3,155,481	2,016,427	5,245,874

Net cash provided by financing activities	3,155,481	3,121,092	6,350,539

Net increase in cash	580	39,830	40,988
Cash, beginning of period	—	1,158	—

Cash, end of period	$580	$40,988	$40,988

Supplemental cash flow information:
Cash paid for interest expense and income taxes	$—	$—	$—
Non-cash financing transactions:
Non-cash Resistys, Inc. net assets received in acquisition	$—	$54,477	$54,477
Amount due Resistys, Inc. eliminated in acquisition	$—	$825,025	$825,025
Common stock issued to Bioaccelerate Holdings, Inc. for assumption of liabilities	$—	$5,592,801	$5,592,801
Workforce in-place recorded in acquisition	$—	$25,000	$25,000

The accompanying notes are an integral part of these financial statements.

AVANTOGEN ONCOLOGY, INC. and Subsidiaries

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

September 30, 2006

(unaudited)

1.	Organization and Significant Accounting Policies

Organization

Avantogen Oncology, Inc. (the “Company” or “Avantogen Oncology”) develops and seeks to commercialize novel compounds to treat various types of cancer.

Prior to the May 26, 2006 Acquisition (see below), the Company had been pursuing financing for a relatively broad portfolio of products. The Company then decided to focus its resources on three particular product candidates: Chemo-resistance Inhibitor (RP101), Capridine beta, and oral paclitaxel, rather than proceeding with a plan to develop a larger portfolio that would require far more substantial commitments. As a result of this change in strategy, the Company terminated the agreements intended to assign to the Company the following products: INOC-002 Chemotherapy Potentiator, INOC-003 Targeted Ruthenium Complex, INOC-010 Polymer-Formulated Camptothecin, INOC-016 HER2 Oncogene Inhibitor, and INOC-019 Prostate Tumor Suppressor. All rights and remaining obligations with respect to those products reverted to the applicable assignor of those rights to the Company.

As of September 30, 2006 the Company’s portfolio of compounds under development consisted of the three compounds listed above. Subsequent to September 30, 2006, after further evaluation of its existing pipeline, the Company decided to terminate its license agreement for oral paclitaxel. The remaining compounds are in various stages of development from pre-clinical testing through completed Phase I testing. The Company outsources with third-party laboratories and Contract Research Organizations (“CRO”) its requirements for research, pre-clinical and clinical studies and also outsources with third parties its requirements for drug substance and product manufacturing. In connection with the May 26, 2006 Acquisition, the Company changed its name to Avantogen Oncology, Inc. from Innovate Oncology, Inc. (“Innovate”). The Company is located in Los Angeles, California.

The 2004 Reverse Merger

Pursuant to an acquisition agreement dated August 23, 2004 between Innovate, a then-privately held Delaware corporation, and Hampton Berkshire Insurance and Financial, Inc., a Nevada corporation (“Hampton”), in exchange for 100% of the outstanding shares of Innovate, Hampton canceled 5,026,590 shares of its common stock, effected a 3.8-for-1 reverse split of its common stock, which reduced its pre-acquisition outstanding common stock to 1,453,242 and issued 16,500,000 shares, including 600,000 shares for consulting services related to the acquisition, to Innovate shareholders. As Innovate's management and Board of Directors assumed control of the combined entity, the acquisition has been treated as a recapitalization of Innovate and accordingly, the accompanying consolidated financial statements include the historical operations of Innovate and the capital structure of Hampton. Hampton immediately changed its name to Innovate Oncology, Inc.

The Investment in Resistys, Inc.

Avantogen Limited (formerly Australian Cancer Technologies Limited) ("Avantogen Limited") is a biotechnology company focused on oncology products and is traded on the Australian Stock Exchange under the symbol "ACU". Avantogen Limited formed Resistys, Inc. ("Resistys") in August 2004 as a wholly-owned subsidiary and obtained the North American license in September 2004 to develop and market RP101. On October 5, 2004, Bioaccelerate Holdings, Inc. (“Bioaccelerate”), Innovate’s parent company prior to the May 26, 2006 Acquisition (now known as Gardant Pharmaceuticals, Inc.), and Avantogen Limited entered into a joint venture agreement to co-develop RP101 and share license agreement rights with each controlling 50% of Resistys. On January 17, 2005 Bioaccelerate assigned 100% of its shares in Resistys to a wholly-owned subsidiary, Cynat Oncology Limited ("Cynat"). Bioaccelerate transferred 100% of the capital stock of Cynat to Innovate on March 16, 2005. As a result, Innovate controlled 50% of Resistys subsequent to that date up to the May 26, 2006 Acquisition.

The May 26, 2006 Acquisition

On May 26, 2006, Avantogen Limited and Bioaccelerate entered into a Share Exchange Agreement (the “May 26, 2006 Acquisition”) whereby Avantogen Limited transferred to the Company its 50% share in Resistys and $1,100,000 in exchange for 32,000,000 shares of common stock (or 54.2%) of Innovate. Bioaccelerate terminated its credit line with the Company, and related warrant to acquire 1,000,000 shares of Company common stock, and forgave all amounts due under the line, as well as assumed all Company liabilities, except for $65,000 due to a related party and $825,025 due to Resistys, as of the acquisition date. Total liabilities assumed including the amount due to Bioaccelerate under the credit line was $5,592,801. In consideration, the Company issued to Bioaccelerate 8,721,758 shares of its common stock. The Company also issued 100,000 shares of common stock for consulting services received related to the acquisition, which were accounted for as transaction costs. The $825,025 liability due to Resistys was reclassified to additional paid-in capital as result of the Company now owning 100% of Resistys. Under the Share Exchange Agreement, Avantogen Limited has the right to designate three of the five members of Innovate’s Board of Directors. Immediately after the acquisition, the Company changed its name to Avantogen Oncology, Inc.

Because of the May 26, 2006 Acquisition, the Company consolidated the operating results of Resistys starting May 26, 2006. However, the acquisition-purchase adjustment is accounted for from the perspective that Avantogen Limited was the acquirer of Innovate Oncology’s net assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”, (“SFAS No. 141”) and Emerging Issues Task Force Issue 98-03, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets of a Business.”

The total estimated purchase price paid by Avantogen Limited was $541,000, comprised of (i) $1,100,000 cash paid by Avantogen Limited to the Company less the 54.24% of that amount (or $594,000), which represents Avantogen Limited’s ownership percentage in the Company after the acquisition, and (ii) 54.24% of the liabilities assumed (or $35,000) by Avantogen Limited through its ownership interest in the Company.

The total purchase price has been allocated on a preliminary basis to assets acquired and liabilities assumed based on management’s preliminary estimates of fair value. Management is still in the process of evaluating the assets acquired and liabilities assumed. The allocations made are subject to change pending a final analysis of the fair value of the assets acquired and liabilities assumed, which could result in material changes from the information presented. This assessment is expected to be completed by December 31, 2006 and may result in fair values that are different than the preliminary estimates of these amounts. Adjustments to these estimates will be included in the allocation of the purchase price, if the adjustment is determined within the purchase price allocation period of up to twelve months.

The total estimated purchase price of $541,000 has been allocated to Purchased In-Process Research & Development (IPR&D) of $516,000, and other assets of $25,000. The workforce in-place intangible asset which is presented as other assets on the accompanying consolidated balance sheet is being amortized on a straight-line basis over 2 years. IPR&D was expensed when recognized in May 2006.

Additionally, the Company recorded the historical net assets of Resistys as of May 26, 2006 as follows: cash of $4,665, prepaid assets of $101,216, and accounts payable and accrued expenses of ($46,739). Prior to the May 26, 2006 Acquisition, the Company had reported its 50% share of losses in Resistys under the equity method of accounting. Starting May 26, 2006, the Company consolidated 100% of Resistys’ losses in its operating results.

Bioaccelerate, Avantogen Limited and the Company entered into a Voting Agreement dated as of May 26, 2006, pursuant to which Avantogen Limited will vote its shares in favor of two (2) designees of Bioaccelerate to serve as directors of the Company for so long as Bioaccelerate owns at least twenty percent (20%) of the Company's capital stock. The Voting Agreement also provides that, for so long as Bioaccelerate owns at least twenty percent (20%) of the Company's capital stock, the Company will not, without first obtaining the approval of Bioaccelerate and Avantogen Limited, and Bioaccelerate and Avantogen Limited agree that, without the prior consent of the other, neither will vote or act with respect to its equity interests in the Company so as to, cause any of the following actions to be taken: (a) the liquidation, dissolution or winding up of the Company, (b) any bankruptcy filing of the Company, (c) the sale of all or substantially all of the Company's assets to Bioaccelerate, Avantogen Limited or their affiliates, (d) the merger or consolidation of the Company into Bioaccelerate, Avantogen Limited or their affiliates, (e) the conversion of the Company into another form of business, (f) engagement by the Company in a business other than in the life sciences field, (g) the issuance of shares of the Company's capital stock to Bioaccelerate, Avantogen Limited or their affiliates at below fair market value or otherwise without adequate consideration, (h) a change in the size of the Company's Board of Directors, (i) the redemption or repurchase of any shares of the Company's capital stock owned by Bioaccelerate, Avantogen Limited or their stockholders or affiliates, (j) the engagement by the Company in any related-party transactions with Bioaccelerate, Avantogen Limited or their affiliates or (k) the entry by the Company into any third party transaction in which Bioaccelerate or Avantogen Limited receives a benefit that does not inure to the benefit of the Company or its shareholders as a group.

The following pro-forma information reflects the May 26, 2006 Acquisition and consolidation of Resistys as if the Company had consummated the acquisition on the first day of each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Revenues - pro forma	$—	$—	$—	$—
Net operating loss - as reported	775,250	2,027,934	3,472,071	3,788,367
Additional expenses	522,156 [1]	516,141 [2]	416,131 [3]	(477,529	) [4]

Net operating loss - pro forma	(1,297,406)	(2,544,075)	(3,888,202)	(3,310,838)
Provision for income taxes	—	—	—	—

Net loss - pro forma	$(1,297,406)	$(2,544,075)	$(3,888,202)	$(3,310,838)

Loss per share - pro forma	$(0.02)	$(0.04)	$(0.07)	$(0.06)
Weighted average shares outstanding - pro forma	58,775,000 [5]	59,000,000 [6]	58,775,000 [5]	59,000,000

Notes

[1]	Additional expenses represent (i) the recognition of purchased IPR&D of $516,141, (ii) $3,125 of amortization of intangible assets recognized in the acquisition, (iii) increased Resistys’ costs of $32,890, less (iv) the elimination of interest expense of $(30,000) related to Bioaccelerate’s credit line.

[2]	Additional expenses represent the recognition of purchased IPR&D of $516,141.

[3]	Additional expenses represent (i) the recognition of purchased IPR&D of $516,141, (ii) $9,375 of amortization of intangible assets recognized in the acquisition, less (iii) decreased Resistys’ costs of ($30,185) less (iv) the elimination of interest expense of ($79,200) related to Bioaccelerate’s credit line.

[4]	Additional expenses represent (i) $5,208 of amortization of intangible assets recognized in the acquisition, less (ii) decreased Resistys’ costs of ($428,561), less (iii) the elimination of interest expense of ($54,176) related to Bioaccelerate’s credit line.

[5]	Weighted average shares outstanding reflect those shares previously reported plus the 40,821,758 shares issued in connection with the acquisition.

[6]	Weighted average shares outstanding reflect those shares previously reported plus that portion of the 40,821,758 shares issued in connection with the acquisition previously not included on a weighted average basis.

Unaudited Financial Information

The accompanying interim consolidated balance sheet at September 30, 2006, the consolidated statements of operations and consolidated cash flows for the three and nine months ended September 30, 2005 and 2006 and cumulative since inception (July 21, 2004), and the consolidated statement of stockholders’ deficit for the nine months ended September 30, 2006 are unaudited. These unaudited, interim and cumulative since inception consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. In the opinion of the Company’s management, the unaudited interim and cumulative since inception consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated statement of financial position at September 30, 2006 and its consolidated results of operations and cash flows for the three and nine months ended September 30, 2005 and 2006 and cumulative since inception (July 21, 2004). The results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

Principles of Consolidation

The consolidated financial statements include the accounts of Avantogen Oncology, Inc. (a Nevada corporation) and its wholly owned subsidiaries, Innovative Oncology, Limited (a United Kingdom company), and Cynat Oncology, Inc. (a Delaware corporation). In addition, the consolidated financial statements include the accounts of Cynat Oncology Limited (a United Kingdom company), wholly owned by Cynat Oncology, Inc., which holds the investment in Resistys. Beginning May 26, 2006, the Company consolidated 100% of Resistys’ losses in its operating results. Prior to this date, the Company had reported its 50% share of losses in Resistys under the equity method of accounting.

All significant inter-company accounts and transactions have been eliminated. All assets and liabilities are recorded at or held in United States dollars (USD). Therefore no balance sheet amounts are translated into USD in consolidation. Amounts paid in foreign currencies are translated into USD when paid, and if previously unrecorded, recorded in the books and records at the translated amount, otherwise a gain or loss is recognized in the consolidated statement of operations as either research and development expense or general and administrative expense. Exchange gains and losses recognized in the accompanying consolidated statement of operations are immaterial.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. As of September 30, 2006, the Company had $40,988 of cash and no other material assets, nor did it have an established source of revenues sufficient to cover its operating costs. During the nine months ended September 30, 2005, the nine months ended September 30, 2006, and from July 21, 2004 (Inception) to September 30, 2006, the Company used cash in operations of $3,154,901, $3,072,662 and $6,300,951, respectively. From inception through September 30, 2006, shareholders provided funding in the amount of $6,345,874. As of September 30, 2006, the Company had accumulated a net deficit during the development stage of $9,922,910. The Company is entirely dependent on its significant shareholders for its capital requirements. The Company's future capital requirements will depend upon numerous factors including, but not limited to, continued progress in developing its products, market penetration and profitable operations from the sale of its products, if successfully developed. These consolidated financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a going concern. While members of the Company's Board of Directors and management have been successful in raising capital for other ventures in the past, and plan to raise equity capital for the Company, there can be no assurance that these plans will be achieved in sufficient amounts, on acceptable terms, in timely fashion or at all.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Statement of Cash Flows

The Company prepares its statements of cash flows using the indirect method as defined under SFAS No. 95, “Statement of Cash Flows.” During the nine months ended September 30, 2006, amounts reported in operating activities as uses of cash related to decreases in accounts payable, accrued expenses, and due to related parties include those amounts assumed by Bioaccelerate as if Bioaccelerate advanced the Company cash under the credit line to settle its obligations with vendors and other creditors. Hence, advances to the Company under the credit line within financing activities reflect a corresponding source of cash in the nine months ended September 30, 2006.

Loss per Share

In accordance with SFAS No. 128, “Earnings per Share”, and SEC Staff Accounting Bulletin (“SAB”) No. 98, basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Under SFAS No. 128, diluted net income/(loss) per share is computed by dividing the net income/(loss) for the period by the weighted average number of common and common equivalent shares, such as stock options and warrants, outstanding during the period. Such common equivalent shares have not been included in the computation of net loss per share as their effect would be anti-dilutive.

As of September 30, 2006, there were no common equivalent shares, such as stock options and warrants, outstanding. Prior to May 26, 2006, the Company had a warrant outstanding to acquire 1,000,000 shares of the Company’s common stock. The warrant was excluded from the weighted average number of common shares outstanding for purposes of computing earnings per share as the warrant would have been anti-dilutive since the Company had reported losses for all periods presented.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” in May 2005. SFAS No. 154 replaces Accounting Principle Board (“APB”) Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting and reporting of a change in accounting principle, including voluntary changes. SFAS No. 154 carries forward the guidance of APB Opinion No. 20, for reporting correction of an error in previously issued financial statements and changes in estimates. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of the SFAS No. 154 will have a significant impact on its consolidated financial position or consolidated results of operations.

2.	Related Party Transactions

During the nine months ended September 30, 2006, the Company paid Sterling FCS Ltd. approximately $440,000 (see Statement of Cash Flows disclosure above) pursuant to an annual contract for the provision of corporate and financial services and for additional consulting services rendered during the first quarter of 2006. During the nine months ended September 30, 2006, the Company recognized approximately $250,000 of administrative expenses related to these services provided by Sterling FCS Ltd. The Sterling FCS Ltd. contract was cancelled in the May 26, 2006 Acquisition.

An amount due Resistys of $825,025 was reclassed as additional paid-in capital since Resistys is fully consolidated with the Company as a result of the Company now owning 100% of Resistys because of the May 26, 2006 Acquisition. Additionally, Bioaccelerate forgave the amounts due it under the credit agreement and assumed certain liabilities of the Company as of May 26, 2006. Total debt forgiven and liabilities assumed were $5,592,801. As consideration, Bioaccelerate was issued 8,721,758 shares of common stock.

During the nine months ended September 30, 2006, the Company recognized interest expense under the Bioaccelerate credit agreement of $54,176. This amount was forgiven as part of the May 26, 2006 Acquisition.

During the second quarter ended June 30, 2006, the Company provided a loan of $200,000 to AL Holdings, Inc., a wholly owned subsidiary of Avantogen Limited, the Company’s principal stockholder. The promissory note evidencing the loan bears interest on the unpaid principal balance (calculated on the basis of a 360-day year for the actual number of days elapsed) at the rate of 200 basis points over the 30-day LIBOR rate. The principal of this note was paid in full in September 2006. Although the Company recorded interest income of $4,372 at September 30, 2006, the interest has not been paid and the receivable is recorded as due from related party at September 30, 2006.

As of September 30, 2006 there was $218,891 due to related parties, which was comprised of $42,500 owed to the four non-executive directors for outstanding fees and $176,391 due to AL Holdings, Inc. The amount owed to AL Holdings, Inc. was comprised of $33,726 for September 2006 monthly fees due under a Shared Facilities and Services Agreement administered by AL Holdings, Inc. for rent and other professional, administrative and support services and $142,665 for legal fees related to the May 26, 2006 Acquisition paid on behalf of the Company.

3.	Commitments

Resistys had the following commitments, which now become the obligation of the Company because of the May 26, 2006 Acquisition. The following obligations are in addition to the previously existing commitments listed in the Company’s previously filed Form 10KSB.

Resistys is party to a licensing agreement with RESprotect for the right to exploit RP101. The licensing agreement is for 25 years, subject to certain early termination provisions. Pursuant to the license terms, Resistys shall compensate RESprotect after the achievement of the following milestones:

Initiation of Phase 2 Trial by Resistys in the Territory or outside the Territory	€1 million

Upon filing by Resistys with the U.S. Food and Drug Administration (“FDA”) of a New Drug or abbreviated New Drug Application (“NDA”) for the registration of the Licensed Product and acceptance of such Application by the FDA

€2 million
Upon FDA approval of the Licensed Product	€5 million
Upon achieving cumulative Market Sales of the Licensed Product in the Territory of $100 million	€3 million

Milestone payments are non-refundable and non-recoupable. The Company believes that the milestones for the Phase 2 trial will be achieved in 2007. The milestones for FDA filing and approval are not expected until at least 2010 and 2011, respectively. Additionally, the Company is required to pay royalties ranging from 2% to 4% of net revenues from the sale of RP101 or 8% to 16% if through a third party sub licensee.

Additionally, Resistys signed a service agreement with Hesperion Ltd. on October 18, 2004. This agreement entrusted Hesperion Ltd. with the execution of a clinical study defined as “Phase 1 study of RP101 in patients with advanced Pancreatic Cancer.” Pursuant to a Change of Scope (“COS”) addendum dated December 6, 2005, Resistys committed to use approximately $360,000 of Hesperion Ltd.’s research and development services during 2006, of which approximately $200,000 had been used as of September 30, 2006.

In addition to the former Resistys commitments, on July 18, 2006 the Company engaged a consulting firm in an agreement that required a retainer of $50,000 that the Company has accrued for as of September 30, 2006. The agreement is for twelve months and has the potential for future payments contingent on performance by the consulting company.

4.	Investment in Resistys

Prior to May 26, 2006, the Company accounted for its investment in Resistys under the equity method. Under the equity method, the Company recognized research and development (R&D) expense related to its investment in Resistys for the periods presented as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
R&D expense - loss in Resistys	$—	$—	$512,000	$555,335

The above amounts exclude the $516,000 IPR&D expense recorded in the May 26, 2006 Acquisition and the Resistys research and development expense incurred subsequent to May 26, 2006. From July 21, 2004 (inception) through May 26, 2006, the Company recognized losses in its investment in Resistys of approximately $1,070,000.

5.	Equity Transactions

On May 26, 2006, the Company issued 32,000,000, 8,721,758 and 100,000 shares of common stock to Avantogen Limited, Bioaccelerate and a consulting firm, respectively, in connection with the May 26, 2006 Acquisition – see footnote 1.

6.	Subsequent Events

On October 12, 2006 the Company borrowed $1 million (the “Loan”) from Chopin Opus One L. P. (“Chopin”), a Cayman Islands limited partnership. The General Partner of Chopin is Chopin Holdings, Ltd., whose Managing Director is Dr. Richard Opara, the Chairman of the Company’s Board of Directors and Chairman of Avantogen Limited, the Company’s stockholder. The Loan bears interest at the rate of ten percent (10%) per annum and is due December 31, 2006. The Loan is secured by a first priority security interest on all of the Company’s assets. As an inducement to Chopin to provide the Loan, the Company issued five year warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.60 per share. The Company is currently assessing the potential impact of the issuance of these warrants on the consolidated financial statements.

On October 18, 2006 the Company signed an agreement with Pharmaceutical Research Associates, Inc. (“PRA”). This agreement entrusts PRA to execute a clinical study defined as a “Randomized, double blind, placebo controlled, Phase 2 study evaluating the efficacy and safety of RP101 in combination with gemcitabine administered as first-line therapy to subjects with metastatic pancreatic cancer”. The total commitment of the contract is approximately $5,400,000 and is expected to be paid out over the next two and a half years.

On October 30, 2006 the FDA accepted the Investigational New Drug Application (“IND”) for the Phase 2 study, which will now proceed, with patient accrual targeted to begin early in 2007.

On November 6, 2006 the Company, Gardant Pharmaceuticals Inc. (“Gardant”) and Supratek Pharma, Inc. (“SPI”) entered into a Termination of Agreement and Releases terminating the License and Co-Marketing Agreement between SPI and Bioaccelerate, Inc. (which had been assigned by Bioaccelerate, Inc., a subsidiary of Gardant, to the Company) for an oral paclitaxel formulation.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS: NO ASSURANCES INTENDED

This Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. This filing includes statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. Sentences in this document containing verbs such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.) constitute forward-looking statements that involve risks and uncertainties. Items contemplating or making assumptions about, actual or potential future sales, market size, collaborations, trends or operating results also constitute such forward-looking statements.

Although forward-looking statements in this Report on Form 10-QSB reflect the good faith judgment of management, such statements can only be based on facts and factors currently known by management. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in, or anticipated by, the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes, include without limitation, those discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2005. Readers are urged not to place undue reliance on these forward- looking statements, which speak only as of the date of this Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Report. Readers are urged to carefully review and consider the various disclosures made by us in our Annual Report on Form 10-KSB for the year ended December 31, 2005, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows.

The following discussion should be read along with the Consolidated Financial Statements and Notes to our audited financial statements for the fiscal year ended December 31, 2005.

Critical Accounting Policies and Estimates

The preparation of the Company's consolidated financial statements requires management to make certain critical accounting estimates that impact the stated amount of assets and liabilities at a financial statement date and the reported amount of income and expenses during a reporting period. These accounting estimates are based on management's judgment and are considered to be critical because of their significance to the consolidated financial statements and the possibility that future events may differ from current judgments, or that the use of different assumptions could result in materially different estimates. The critical accounting policies and estimates have not changed from, and should be read in conjunction with, the Company's Annual Report filed on Form 10-KSB for the year ended December 31, 2005. The Company's estimates are reviewed continuously to ensure reasonableness. However, the amounts the Company may ultimately realize could differ from such estimated amounts.

Overview -

Avantogen Oncology, Inc. (the “Company” or “Avantogen Oncology”) acquires, develops and seeks to commercialize novel compounds to treat patients with various types of cancer.

As of September 30, 2006, our drug pipeline consisted of three drug candidates, spearheaded by our lead compound RP101 which represents a novel therapeutic approach to prevent the development of chemoresistance and subsequently augment chemotherapeutic effect. This product is currently being evaluated in combination with gemcitabine chemotherapy as a first-line therapy in patients with advanced pancreatic cancer, but may also have potential in other tumor settings in combination with other different chemotherapy drugs.

Our portfolio also contained two pre-clinical compounds: (i) Capridine beta, a novel nitroacridine derivative, which has to date been evaluated in a pre-clinical model of prostate cancer and (ii) an oral formulation of paclitaxel, which has the potential to be taken forward and evaluated in multiple tumor settings.

Subsequent to September 30, 2006 the Company further evaluated its existing pipeline and decided to prioritize its attention and resources on the execution and expansion of the RP101 program. In line with its revised strategy, the Company, Gardant and SPI have entered into an agreement to terminate the license agreement for the oral paclitaxel formulation.

Business Strategy

The Company has a clear focus on the development of RP101, its lead compound, and will evaluate and develop its other portfolio compound based on opportunity and availability of resources. In addition, the Company will explore expansion of its product pipeline through timely acquisition and/or licensing deals in the oncology therapeutic area.

Our goal is to rapidly progress pre-clinical and early stage compounds through to the critical Phase IIb/III stage of evaluation, establishing the potential role of these product candidates as meaningful therapeutics for patients with unmet needs.

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

As our product candidates progress through development, the Company will be proactive in assessing the formation of strategic partnerships and the provision of third party licenses, including transactions with larger biotechnology/pharmaceutical companies searching for additional drugs to augment their own ongoing development activities.

In addition to its focused clinical development activities, the Company uses international relationships that it has forged in academia, medical research centers and industry to explore the in-licensing or acquisition of promising early-stage compounds and/or existing compounds that can be reformulated or used for previously unexplored indications.

Lastly, a drug development portfolio cannot be completely insulated from potential clinical failure, and it is possible that some proposed products we select for development will not produce the clinical results expected.

Research Activities

Our limited primary research efforts are outsourced to third party laboratories who are employed to meet our requirements for basic science work and pre-clinical studies. Any promising product candidates will be transitioned into clinical development to evaluate their role as potential therapeutics to treat various types of cancer.

Clinical Development

Key to our clinical development strategy is the use of Contract Research Organizations (“CRO”) for drug development at all stages along the path to market. CROs will be employed to conduct safety and efficacy studies and assist us in guiding products through the FDA and the European Medicines Agency (“EMEA”) regulatory review and approval processes.

In the case of both Research and Clinical Development, our goal is to evaluate and make the best choices in prioritizing which projects are developed and resourced accordingly. Each is managed as a discrete project with its own budget and project management, and, if and when desirable, different projects will use common resources and contracted facilities.

Our budget projections are based primarily upon those established and set out in or pursuant to our agreements with research and co-development partners.

Manufacturing

The Company uses contract manufacturing, formulation and chemistry skills of external providers to ensure we optimize bulk drug production and clinical trial supplies.

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

Patent protection of novel product candidates is an important competitive activity. As a company we strive to strengthen our patent position accordingly and expect our competitors to do the same.

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

For these reasons we intend to continue to seek to strengthen the key areas of the business that we can effectively control in-house and to seek to leverage what we believe are the key advantages of our business model and strategy: flexibility, responsiveness, speed and mitigating risks.

Product Portfolio

Our objective is to improve the lives of cancer patients through the development and commercialization of meaningful, innovative therapies. We are developing a diversified product portfolio targeting multiple forms of cancer. The Company's drug pipeline has two compounds in different stages of development, including a therapeutic switch of an existing drug that is not currently indicated to treat patients with cancer and a new chemical entity that has completed pre-clinical testing.

Our portfolio is characterized by compounds that have a novel mechanism of action or a novel formulation, which we believe may have the potential to significantly differentiate the product profile from potential competitors.

Product Pipeline Summary

The table below summarizes the status of our development programs.

	Stage of Development
Product Candidate	Description	Potential Indications	Pre-clinical	1	2	3
RP101	Novel inhibitor of chemo resistance	Pancreatic cancer Other tumor types	Completed	Completed	Next study planned

Capridine Beta	Novel nitroacridine derivative	Prostate cancer	Completed

“Pre-Clinical” refers to the series of tests in the laboratory and those performed on animals after a lead molecule has been identified. Basic pharmacology is completed in this phase as well as the toxicology required for human testing, which may be ongoing. Primary and secondary manufacturing of the active compound and the method of drug delivery (intravenous or tablet, for example) will be established during this time. Testing in humans is expected to begin within 18 and 24 months. Pre-clinical tests must be completed before an IND can be submitted to the FDA.

“Phase 1” refers to the stage in which compounds are tested for safety, maximal tolerated dose and pharmacokinetics in volunteers without the disease.

“Phase 2” refers to the initial stages of compound testing in patients with the disease (a particular indication) or symptoms of interest for ultimate NDA approval and labeling. This stage first demonstrates the compound's efficacy and dosing range and expands the safety profile.

“Phase 3” refers to the rigorously controlled test of a new drug in a large population of patients with the disease. After the successful conclusion of Phase 3 clinical trials, an NDA is filed with the FDA for approval to market the drug.

Products In Development

RP101 Chemo-resistance Inhibitor

Description

RP101 (otherwise known as bromovinyl-deoxyuridine, BVDU) is an orally administered, nucleoside analogue. It is the lead drug candidate in our product portfolio and is currently being evaluated as a first-line therapy in combination with gemcitabine for patients with advanced pancreatic cancer. RP101 is thought to have the potential to prevent the development of chemo resistance and so augment the efficacy of co-administered chemotherapy. The development of chemo resistance remains a significant problem for many patients with cancer and their treating oncologists. The development of chemo resistance is frequent and results in relapse and ultimately in disease progression.

Market Opportunity

In 2006, approximately 35,000 patients will be diagnosed with pancreatic cancer in North America. Approximately half of these patients present with advanced disease, and the majority will undergo treatment with cytotoxic chemotherapy. The current standard of care for patients with advanced disease is gemcitabine chemotherapy, which results in a median survival of approximately six months.

Despite this therapeutic benefit mortality is extremely high, with only 4% of patients with advanced metastatic disease remaining alive at 5 years. There is therefore a significant unmet need and much opportunity for new therapeutics that have the potential to improve on the results seen with gemcitabine chemotherapy alone. It is felt that RP101 in combination with gemcitabine chemotherapy has the potential to become a meaningful first-line therapeutic for the treatment of patients with advanced pancreatic cancer.

RP101 in combination with other chemotherapy agents may also hold potential in additional tumor settings, where chemo resistance develops through similar mechanisms to those seen in pancreatic cancer. The Company will be evaluating additional cancer types worthy of clinical evaluation.

Status

In vitro experiments have shown that RP101 in combination with cytotoxic chemotherapy has the potential to effect multiple molecular metabolic pathways that are thought to contribute to the development of chemo resistance, including the antagonism of the over expression of certain oncogenes (e.g. STAT3 and JUN-D) and certain DNA repair enzymes (APEX1 and UBEN2) that are thought to contribute to the development of chemo resistance (Fahrig et al., Cancer Research 63 5745-53, 2003).

Subsequent in vivo experiments have also shown that RP101 in combination with cytotoxic chemotherapy slowed tumor growth, when compared to treatment with cytotoxic chemotherapy alone (Fahrig et al., Cancer Research 63 5745-53, 2003).

RP101 is currently being evaluated in a first-line therapy setting in combination with gemcitabine chemotherapy to treat patients with advanced pancreatic cancer.

In 2003 a Phase 1, open label, clinical trial in which 13 patients with advanced pancreatic cancer were treated with gemcitabine, cisplatin and RP101 produced an impressive median survival of 447 days (approximately 15 months) and time to progression (TTP) of 280 days. These data compared very favorably in a subsequent comparison to a well matched historical control group, who received the same chemotherapy regimen alone where median survival was 186 days (approximately 6 months) and TTP 104 days. (Journal of Clinical Oncology, 2006 ASCO Annual Meeting Proceedings Part I. Vol 24, No.18S June 20 Supplement), 2006: 14000).

Subsequently in 2004 a Phase 1/2 combined dose ranging/efficacy study was commenced, in which 22 patients with advanced pancreatic cancer were treated with gemcitabine chemotherapy in combination with one of five dose levels of RP101 (500, 625, 750, 875 and 1000mg/day for four days following each dose of gemcitabine).

A preliminary analysis from the dose escalation phase of this study showed the following: :

•	The survival data from all 22 subjects followed for a median 12 months indicated a 6-month survival rate of 68% and a 12-month survival rate of 39%. An estimated median survival of 9.3 months was observed (95% confidence interval: 5.9 to 13.3). This compares favorably to a median survival of approximately 6 months seen in several recent large randomized studies evaluating gemcitabine monotherapy and gemcitabine in combination with erlotinib or oxaliplatin. There was no apparent difference in survival between the various dose groups of RP101, however there were only 4 to 5 patients at each dose level.

•	Adverse events were generally consistent with those experienced by patients with advanced pancreatic cancer undergoing gemcitabine chemotherapy, neutropenia, nausea, vomiting, loss of appetite, fatigue and fever being those most commonly observed.

Based on this safety profile and the ability to deliver planned doses of gemcitabine in combination with RP101, an RP101 dose of 750mg/day has been selected to be taken into a Phase 2 study.

The Phase 2 study will be a randomized, double blind, placebo-controlled study to assess RP101 as first-line therapy combined with gemcitabine chemotherapy versus gemcitabine chemotherapy alone in patients with metastatic pancreatic cancer. The study will be based on state-of-the-art design considerations, with survival at 6 months from randomization as the primary efficacy endpoint. Tumor response rate and progression-free survival will be evaluated as secondary endpoints, along with safety and tolerability.

In support of this Phase 2 study, an IND was submitted to the FDA on September 29, 2006. On October 30, 2006 the FDA accepted the IND which allows for the initiation of the Phase 2 study, planning for which will continue for the remainder of 2006, with patient recruitment planned to begin early in 2007.

In order to execute the Phase 2 study and in line with our strategy of utilizing a CRO, on October 18, 2006 the Company signed an agreement with PRA. This agreement entrusts PRA to run the clinical study defined as “Randomized, double blind, placebo controlled, Phase 2 study evaluating the efficacy and safety of RP101 in combination with gemcitabine administered as first-line therapy to subjects with metastatic pancreatic cancer”.

Patents

A use patent, U.S. patent, number 6,589,941 was granted in 2003.

Capridine Beta

Description

Capridine beta is a novel nitroacridne derivative that is being evaluated in a pre-clinical model of prostate cancer. The compound appears able to render aggressive hormone-independent prostate cancer cells hormone-sensitive and may therefore be a product candidate effective in treating both hormone-sensitive and hormone-insensitive tumors in combination with anti-androgen therapy.

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

Company Status

Key to our business strategy and building of the Company infrastructure is the timely employment of new permanent headcount that will bring expertise to the Company as it grows. During the third quarter the Company appointed Angela Bronow Davanzo to the position of CFO.

The Company continues to focus its resources on advancing the development of its lead compound RP101 and continues to incur losses as expected during this early stage.

The reader should consider the likelihood of our future success to be highly speculative in light of our limited operating history, as well as the limited resources, problems, expenses, risks and complications frequently encountered by similarly situated companies. To address these risks, we must, among other things:

•	advance our lead product candidates and technology platforms;

•	obtain required government and other public and private approvals on a timely basis, or enter into corporate partnerships;

•	enter into co-development and marketing and sales partnership arrangements, if appropriate;

•	license additional technology;

•	maintain a proprietary position in our technologies and products; and

•	attract and retain key personnel.

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

Liquidity and Capital Resources

As of September 30, 2006, the Company had $40,988 of cash and no other material assets, nor did it have an established source of revenues sufficient to cover its operating costs. During the nine months ended September 30, 2005, the nine months ended September 30, 2006, and from July 21, 2004 (Inception) to September 30, 2006, the Company used cash in operations of $3,154,901, $3,072,662 and $6,300,951, respectively. From inception through September 30, 2006, shareholders provided funding in the amount of $6,345,874. Shareholder provided funding includes the $1.1 million consideration recently paid by Avantogen in the May 26, 2006 Acquisition in exchange for 32 million shares of common stock. As of September 30, 2006, the Company had accumulated a net deficit during the development stage of $9,922,910.

On October 12, 2006 the Company entered into a loan agreement with Chopin Opus One L. P. a Cayman Islands limited partnership. The General Partner of Chopin is Chopin Holdings, Ltd., whose Managing Director is Dr. Richard Opara, the Chairman of Company’s Board of Directors and Chairman of Avantogen Limited, the Company’s principal shareholder. Pursuant to the Loan Agreement, the Company borrowed $1 Million (the “Loan”) from Chopin. The Loan, which is evidenced by the Company’s Secured Promissory Note dated October 12, 2006 (the “Note”), bears interest at the rate of ten percent (10%) per annum and is due December 31, 2006. The Note is secured by a first priority security interest on all of Company’s assets pursuant to a Security Agreement dated October 12, 2006 by and between the Company and Chopin (the “Security Agreement”).

As an inducement to Chopin to provide the Loan, the Company issued to Chopin warrants (the “Warrants”) to purchase 1,000,000 shares of Company’s Common Stock (the “Shares”) at an exercise price of $0.60 per share (equal to 120% of the average of the closing prices of the Shares on days that Shares traded during the thirty (30) day period prior to October 12, 2006). The Warrants are exercisable in whole or in part at any time or from time to time on or after December 31, 2006 and until October 12, 2011 and are subject to anti-dilution protection if registrant issues any additional Shares during the six (6) month period after the issuance of the Warrants for a consideration per share less than the exercise price of the Warrants (other than Shares issued or issuable to employees, directors and consultants under Board approved stock option, restricted stock or other compensation plans and other than shares issued or issuable pursuant to securities outstanding on the date of the Warrants). The Warrants were issued pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving any public offering.

The Company is entirely dependent on its significant shareholders for its capital requirements. The Company's future capital requirements will depend upon numerous factors including, but not limited to, continued progress in developing its products, market penetration and profitable operations from the sale of its products, if successfully developed. While members of the Board of Directors and the Company's management have been successful in raising capital for other ventures in the past, and plan to raise equity capital for the Company, there can be no assurance that these plans will be achieved in sufficient amounts, on acceptable terms, in timely fashion or at all. Without the infusion of additional capital into the Company, the Company’s current resources will not be sufficient to satisfy the Company’s cash requirements for the next 12 months.

ITEM 3 – CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 15d-15(e) under the Securities Exchange Act of 1934, as amended) to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. This process includes ensuring information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2006, our disclosure controls and procedures were effective at the reasonable assurance level.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

By written consent dated August 14, 2006, shareholders of the Company holding 57,221,758 shares, or 96.9% of the Company’s outstanding common stock approved the adoption by the Company’s Board of Directors of the Avantogen Oncology, Inc. 2006 Stock Incentive Plan, a copy of which is annexed hereto as Exhibit 10.1.

ITEM 5 – OTHER INFORMATION

On November 6, 2006, the Company, Gardant Pharmaceuticals Inc. (“Gardant”) and Supratek Pharma, Inc. (“SPI”) entered into a Termination of Agreement and Releases, pursuant to which (a) the License and Co-Marketing Agreement effective July 15, 2004 between Bioaccelerate, Inc. and SPI (the “License Agreement”) was terminated and (b) the parties exchanged mutual general releases. Gardant, one of the Company’s principal shareholders, had previously caused its subsidiary, Bioaccelerate, Inc., to assign all of its rights and obligations under the License Agreement to the Company.

The agreement to terminate the License Agreement was the result of the Company’s decision to focus its efforts and resources on its principal product candidate, RP101, and its determination that it would not be able to adequately fund the development and commercialization of the oral paclitaxel formulation that was the subject of the License Agreement. As a result of the termination of the License Agreement, all rights to this formulation reverted back to SPI, and the Company was relieved of all further obligations under the License Agreement, both operational and financial, without any early termination penalties to the Company. The foregoing summary of the Termination of Agreement and Releases is qualified in its entirety by reference to such agreement, a copy of which is annexed hereto as Exhibit 10.2.

ITEM 6 – EXHIBITS

The following exhibits are filed with this report.

10.1	Avantogen Oncology, Inc. 2006 Stock Incentive Plan dated August 14, 2006

10.2	Termination of Agreement and Releases dated November 6, 2006 between Supratek Pharma, Inc., Avantogen Oncology, Inc. and Gardant Pharmaceuticals Inc.

31.1	Written Statement of Chief Executive Officer with respect to compliance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Written Statement of Chief Financial Officer with respect to compliance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement of Chief Executive Officer with respect to compliance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Written Statement of Chief Financial Officer with respect to compliance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed, on its behalf by the undersigned, thereunto duly authorized.

Date: November 10, 2006

AVANTOGEN ONCOLOGY, INC.

By:	/s/ Christopher Nowers
Christopher Nowers
Chief Executive Officer

By:	/s/ Angela Bronow Davanzo
Angela Bronow Davanzo
Chief Financial Officer