Form 10KSB
period 2006-12-31
Avantogen Oncology, Inc.
filed 2007-06-18
CIK 894538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2006

Commission File Number: 33-55254-28

AVANTOGEN ONCOLOGY, INC.
(Name of small business issuer in its charter)

NEVADA	87-0438641
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2121 AVENUE OF THE STARS, SUITE 2550, LOS ANGELES, CA 90067
(Address of principal executive offices)
TELEPHONE NUMBER: (310) 277-2077
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act
None

Securities registered under Section 12(g) of the Exchange Act
None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

YES  ☒    No  ☐

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. YES  ☒    No  ☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of June 11, 2007 was $1,216,600.

As of June 11, 2007, there were 74,282,472 shares of the issuer’s Common Stock outstanding.

Transitional Small Business Disclosure Format                 Yes  ☐    NO  ☒

PART I:

ITEM 1 - DESCRIPTION OF BUSINESS

Avantogen Oncology, Inc. (the “Company”, formerly “Innovate Oncology, Inc.”) acquires, develops and seeks to commercialize novel compounds to treat various types of cancer.

Historically, the Company had been pursuing financing for a relatively broad portfolio of products. Following the consummation on May 26, 2006 of the Company’s acquisition from Avantogen Limited of the 50% interest in Resistys, Inc. not already owned by the Company (the “May 26, 2006 Acquisition”), the Company decided to focus its resources on three particular product candidates - Chemo-resistance Inhibitor (RP101), Capridine beta and oral paclitaxel - rather than proceeding with a plan to develop a larger portfolio that would require far more substantial commitments. As a result of this change in strategy, the Company terminated the agreements intended to assign to the Company the following products: INOC-002 Chemotherapy Potentiator, INOC-003 Targeted Ruthenium Complex, INOC-010 Polymer-Formulated Camptothecin, INOC-016 HER2 Oncogene Inhibitor and INOC-019 Prostate Tumor Suppressor. All rights and remaining obligations with respect to those products reverted to the applicable assignor of those rights to the Company.

On November 6, 2006, the Company, Gardant Pharnaceuticals, Inc. (“Gardant”) and Supratek Pharma, Inc. (“SPI”) entered into a Termination of Agreement and Releases pursuant to which (a) the License and Co-Marketing Agreement between SPI and Bioaccelerate, Inc. (which had been assigned by Bioaccelerate, Inc., a subsidiary of Gardant, to the Company) for an oral paclitaxel formulation (the “License Agreement”) was terminated and (b) the parties exchanged mutual general releases. The agreement to terminate the License Agreement was the result of the Company’s decision to focus its efforts and resources on its principal product candidate, RP101, and its determination that it would not be able to adequately fund the development and commercialization of the oral paclitaxel formulation that was the subject of the License Agreement. As a result of the termination of the License Agreement, all rights to this formulation reverted back to SPI, and the Company was relieved of all further obligations under the License Agreement, both operational and financial, without any early termination penalties to the Company.

On April 25, 2007 the Company entered into an Assignment and Purchase Agreement (the “Agreement”), pursuant to which the Company transferred to SciClone Pharmaceuticals, Inc. all of its right, title and interest in and to the assets owned or controlled by the Company related to the Company’s program to develop and commercialize its lead drug candidate, RP101, for the treatment of pancreatic cancer. Under the terms of the Agreement, the Company received upfront fees and will receive success-based regulatory and commercial payments and royalties on future sales of RP101 products.

On May 24, 2007, the Company and Prostagenics LLC (“Prostagenics”), the company from which the Company obtained the patent rights to INOC-005 Capridine beta, entered into a Termination of Agreement and Releases dated as of May 18, 2007 (the “Prostagenics Agreement”). The Prostagenics Agreement terminated as of April 5, 2007 the Assignment and Assumption Agreement effective March 31, 2005 between Prostagenics, the Company and Gardant (the “Assignment Agreement”) pursuant to which Prostagenics assigned to the Company all of its rights and obligations in and under the NYMC License (as defined in the Assignment Agreement) granting Prostagenics an exclusive license to INOC-005 Capridine beta. Under the Prostagenics Agreement, the parties also exchanged mutual general releases. The agreement to terminate the License was the result of the Company’s determination that it would not be able to adequately fund the development and commercialization of INOC-005 Capridine beta, a new chemical entity to treat prostate cancer that was the subject of the Assignment Agreement. As a result of the termination of the License, all rights to this formulation reverted back to Prostagenics, and the Company was relieved of all further obligations under the License, both operational and financial, without any early termination penalties to the Company.

Since divesting itself of its current product portfolio, the Company has been actively investigating bringing new technologies and product opportunities in the oncology sector into the Company. The Company’s intention is to utilize the initial proceeds of the sale to SciClone Pharmaceuticals, Inc. of RP101 to fund its current strategy of seeking new product candidates utilizing the licensing and biotechnology expertise of its current management and Board of Directors. Upon receipt, and to the extent, of the success-based regulatory and commercial payments and royalties on future sales expected from the RP101 sale, the Company will be in a position to expand its business activities and further develop its overall business strategy.

Business Strategy

The Company focus is to be an oncology drug development and licensing company, which earns revenue through identification of key and promising compounds, adding value through both further clinical development and via commercial licensing revenue outcomes, and also holding in portfolio valuable assets that will likely grow in attractiveness within the oncology sector.

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

The Company uses a network of relationships it has forged in academia, medical research centers and industry to in-license or acquire promising early-stage compounds and existing compounds that can be reformulated, used for new indications or used with new dosing regimens. We rely upon these relationships and a product development network to accelerate the time it takes for new compounds to reach the critical Phase III clinical trial level when a drug is most attractive to large pharmaceutical companies.

We enter into development, marketing and partnership agreements with contract research laboratories, industry experts and pharmaceutical companies to develop, test and seek regulatory approval for our drug candidates. By relying primarily upon contracts with third parties for research, clinical development and project management, rather than doing that work in-house, we are able to maintain a limited and less costly infrastructure, particularly as compared with large pharmaceutical companies. Our management believes that this streamlined operating strategy has created an efficient and cost-effective route from early-stage clinical development to a commercial product.

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

We believe that maintaining a limited infrastructure, particularly focused upon early-stage processes in the drug development path, will enable us to develop products efficiently and cost effectively. Although this approach will allow us to avoid the expense associated with developing a large internal infrastructure to support our product development efforts, it also means that we will continue to be dependent on the ability of outside parties to perform critical functions for us.

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

Research and Development

Our research and development efforts have focused, and are expected to continue to focus, on identifying promising compounds and developing them into products to treat various types of cancer. We outsource with third party laboratories our requirements for research, pre-clinical studies and clinical development, and also outsource with third parties our requirements for drug substance and product manufacturing. Our research and development structure is designed to enable us to evaluate and make the best choices for where and how projects are run and resourced. Each is managed as a discrete project with its own budget and project management. When it is practical and desirable, different projects will use common resources and contracted facilities.

Competition

The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. Many third-parties compete with us in developing various approaches to the oncology sector. These competitors include the major pharmaceutical companies, biotechnology companies, academic institutions and other research organizations.

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

We expect that competition among products approved for sale will be based, among other things, on efficacy, reliability, product safety, price and patent position. Our ability to compete effectively and develop products that can be manufactured cost-effectively and marketed successfully will depend on our ability to:

•	advance our product candidates and technology platforms;

•	obtain required government and other public and private approvals on a timely basis;

•	enter into co-development and marketing and sales partnership arrangements;

•	license additional technology;

•	maintain a proprietary position in our technologies and products; and

•	attract and retain key personnel.

For these reasons we intend to continue to seek to strengthen the key areas of the business that we can control in-house effectively and to seek to leverage what we believe are the key advantages of our business model and strategy: flexibility, responsiveness, speed and risk mitigation.

ITEM 2 - DESCRIPTION OF PROPERTY

Our principal executive office is located at 2121 Avenue of the Stars, Suite 2550, Los Angeles, California, 90067. Our telephone number is (310) 277-2077.

ITEM 3- LEGAL PROCEEDINGS

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II:

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded in the Over-The-Counter ("OTC") market and, until May 18, 2007, was quoted on the OTC Bulletin Board (the "OTCBB") under the symbol AVTO. Effective on May 18, 2007, our securities were removed from the OTCBB as a result of the delinquency in the filing of this Annual Report on Form 10-KSB. The trading volume of our Common Stock is limited. This limited trading volume creates the potential for significant changes in the trading price of the Common Stock as a result of relatively minor changes in the supply and demand. It is likely that trading prices will fluctuate in the future without regard to our business activities.

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

	2006		2005
	HIGH	LOW	HIGH	LOW
First quarter ended March 31	2.80	1.25	5.50	5.00
Second quarter ended June 30	1.40	1.40	5.00	2.65
Third quarter ended September 30	1.01	0.41	4.00	3.25
Fourth quarter ended December 31	0.45	0.25	3.50	1.25

STOCKHOLDERS

As of June 11, 2007 there were approximately 769 holders of record of our Common Stock.

DIVIDENDS

The issuer has not paid any dividends to date and does not plan to pay dividends in the foreseeable future.

ITEM 6 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS: NO ASSURANCES INTENDED

This Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. This filing includes statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. Sentences in this document containing verbs such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.) constitute forward-looking statements that involve risks and uncertainties. Items contemplating or making assumptions about, actual or potential future sales, market size, collaborations, trends or operating results also constitute such forward-looking statements.

Although forward-looking statements in this Report on Form 10-KSB reflect the good faith judgment of management, such statements can only be based on facts and factors currently known by management. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in, or anticipated by, the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes, include without limitation, those discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2006. Readers are urged not to place undue reliance on these forward- looking statements, which speak only as of the date of this Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Report. Readers are urged to carefully review and consider the various disclosures made by us in our Annual Report on Form 10-KSB for the year ended December 31, 2006, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows.

The following discussion should be read along with the Consolidated Financial Statements and Notes to our audited financial statements for the fiscal year ended December 31, 2006.

Critical Accounting Policies and Estimates

The preparation of the Company's consolidated financial statements requires management to make certain critical accounting estimates that impact the stated amount of assets and liabilities at a financial statement date and the reported amount of income and expenses during a reporting period. These accounting estimates are based on management's judgment and are considered to be critical because of their significance to the consolidated financial statements and the possibility that future events may differ from current judgments, or that the use of different assumptions could result in materially different estimates. The critical accounting policies and estimates have not changed from, and should be read in conjunction with, the Company's Annual Report filed on Form 10-KSB for the year ended December 31, 2006. The Company's estimates are reviewed continuously to ensure reasonableness. However, the amounts the Company may ultimately realize could differ from such estimated amounts.

The Company acquires, develops and seeks to commercialize novel compounds to treat patients with various types of cancer.

In early 2006, our drug pipeline consisted of three drug candidates, spearheaded by our lead compound RP101 which represented a novel therapeutic approach to prevent the development of chemoresistance and subsequently augment chemotherapeutic effect. Our portfolio also contained two pre-clinical compounds: (i) Capridine beta, a novel nitroacridine derivative, which has to date been evaluated in a pre-clinical model of prostate cancer and (ii) an oral formulation of paclitaxel, which has the potential to be taken forward and evaluated in multiple tumor settings.

On November 6, 2006, the Company, Gardant and SPI entered into a Termination of Agreement and Releases, pursuant to which (a) the License and Co-Marketing Agreement between SPI and Bioaccelerate, Inc. (which had been assigned by Bioaccelerate, Inc., a subsidiary of Gardant, to the Company) for an oral paclitaxel formulation (the “License Agreement”) was terminated and (b) the parties exchanged mutual general releases. The agreement to terminate the License Agreement was the result of the Company’s decision to focus its efforts and resources on its principal product candidate, RP101, and its determination that it would not be able to adequately fund the development and commercialization of the oral paclitaxel formulation that was the subject of the License Agreement. As a result of the termination of the License Agreement, all rights to this formulation reverted back to SPI, and the Company was relieved of all further obligations under the License Agreement, both operational and financial, without any early termination penalties to the Company.

On April 25, 2007 the Company entered into an Assignment and Purchase Agreement (the “Agreement”), pursuant to which the Company transferred to SciClone Pharmaceuticals, Inc. all of its right, title and interest in and to the assets owned or controlled by the Company related to the Company’s program to develop and commercialize its lead drug candidate, RP101, for the treatment of pancreatic cancer. Under the terms of the Agreement, the Company received upfront fees and will receive success-based regulatory and commercial payments and royalties on future sales of RP101 Product.

On May 24, 2007, the Company and Prostagenics the company from which the Company obtained the patent rights to INOC-005 Capridine beta, entered into a Termination of Agreement and Releases dated as of May 18, 2007 (the “Prostagenics Agreement”). The Prostagenics Agreement terminated as of April 5, 2007 the Assignment and Assumption Agreement effective March 31, 2005 between Prostagenics, the Company and Gardant. (the “Assignment Agreement”) pursuant to which Prostagenics assigned to the Company all of its rights and obligations in and under the NYMC License (as defined in the Assignment Agreement) granting Prostagenics an exclusive license to INOC-005 Capridine beta. Under the Prostagenics Agreement, the parties also exchanged mutual general releases. The agreement to terminate the License was the result of the Company’s determination that it would not be able to adequately fund the development and commercialization of INOC-005 Capridine beta, a new chemical entity to treat prostate cancer that was the subject of the Assignment Agreement. As a result of the termination of the License, all rights to this formulation reverted back to Prostagenics, and the Company was relieved of all further obligations under the License, both operational and financial, without any early termination penalties to the Company.

Since divesting itself of its current product portfolio, the Company has been actively investigating bringing new technologies and product opportunities in the oncology sector into the Company. The Company’s intention is to utilize the initial proceeds of the sale to SciClone Pharmaceuticals, Inc. of RP101 to fund its current strategy of seeking new product candidates utilizing the licensing and biotechnology expertise of its current management and Board of Directors. Upon receipt, and to the extent, of the success-based regulatory and commercial payments and royalties on future product sales expected from the RP101 sale, the Company will be in a position to expand its business activities and further develop its overall business strategy.

Business Strategy

The Company’s focus is to be an oncology drug development and licensing company, which earns revenue through identification of key and promising compounds, adding value through both further clinical development and via commercial licensing revenue outcomes, and also holding in portfolio assets that will likely grow in attractiveness within the oncology sector.

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

The Company uses a network of relationships it has forged in academia, medical research centers and industry to in-license or acquire promising early-stage compounds and existing compounds that can be reformulated, used for new indications or used with new dosing regimens. We rely upon these relationships and a product development network to accelerate the time it takes for new compounds to reach the critical Phase III clinical trial level when a drug is most attractive to large pharmaceutical companies.

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

Liquidity and Capital Resources

As of December 31, 2006, the Company had $14,264 of cash and no other material assets, nor did it have an established source of revenues sufficient to cover its operating costs. During the years ended December 31, 2006 and 2005, and from July 21, 2004 (Inception) to December 31, 2006, the Company used cash in operations of $4,099,386, $2,428,846 and $7,327,675, respectively. From inception through December 31, 2006, shareholders provided funding in the amount of $7,350,539. Shareholder provided funding includes the $1.1 million consideration recently paid by Avantogen Limited in the May 26, 2006 Acquisition in exchange for 32 million shares of common stock. As of December 31, 2006, the Company had accumulated a net deficit during the development stage of $11,340,547.

On October 12, 2006, the Company entered into a loan agreement with Chopin Opus One L. P. (“Chopin”) to borrow $1 million (the “Loan”). The Loan, which was evidenced by the Company’s Secured Promissory Note dated October 12, 2006 (the “Note”), bears interest at the rate of ten percent (10%) per annum. The Note was due on December 31, 2006 and was secured by a first priority security interest on all of Company’s assets pursuant to a Security Agreement dated October 12, 2006 by and between the Company and Chopin. On December 12, 2006, the Company and Chopin agreed to extend the maturity date of the Note to March 31, 2007. On April 25, 2007, the Company entered into an agreement with Chopin to convert 75% of the principal and accrued interest into common stock of the Company at a conversion rate of $0.09 per share with an option to convert the remaining principal and accrued interest into common stock of the Company within 30 days at the same conversion rate. Pursuant to the agreement, Chopin and the Company also agreed to amend the loan agreement and the Note to extend the maturity date of the Note to the date that is thirty (30) days after April 25, 2007 and to terminate Chopin’s security interest in the assets of the Company as of that date. As of May 18, 2007, the entire principal balance of the Note and accrued interest were converted into 11,717,656 shares of common stock of the Company.

As an inducement to Chopin to provide the Loan, the Company issued to Chopin warrants (the “Warrants”) to purchase 1,000,000 shares of the Company’s Common Stock (the “Shares”) at an exercise price of $0.60 per share. The Warrants are exercisable in whole or in part at any time or from time to time until October 12, 2011.

As of April 25, 2007 the Company assigned its rights to develop and commercialize its lead drug candidate, RP101, to SciClone Pharmaceuticals, Inc. for approximately $1.7 million in upfront fees and success-based regulatory and commercial payments and royalties on future sales of RP101 products. The Company is entirely dependent on the initial upfront payment from this transaction for its current capital requirements. The Company's future capital requirements will depend upon numerous factors including, but not limited to, the receipt of future payments from the RP101 transaction, identification of new compounds, technologies and product opportunities to bring into the Company, progress in developing its products, market penetration and profitable operations from the sale of its products, if successfully developed. Unless the Company identifies and brings into the Company new product candidates, the Company’s current resources are sufficient to satisfy the Company’s cash requirements for the next 12 months.

ITEM 7. FINANCIAL STATEMENTS

The Company’s Annual Financial Statements, Notes to Financial Statements and the reports of Singer Lewak Greenbaum & Goldstein LLP and Cacciamatta Accountancy Corporation, independent registered public accounting firms, with respect thereto, referred to in the Table of Contents to the Financial statements, appear elsewhere in this report beginning on Page F-1.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A - CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 15d-15(e) under the Securities Exchange Act of 1934, as amended) to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. This process includes ensuring information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2006, our disclosure controls and procedures were effective at the reasonable assurance level.

ITEM 8B - OTHER INFORMATION

None

PART III - OTHER INFORMATION

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following lists the name, age and title of each director and executive officer of the Company as of June 11, 2007:

Name	Age	Title
Dr. William Ardrey	41	Chief Executive Officer and Chairman of the Board of Directors
Angela Bronow Davanzo	43	Chief Financial Officer and Secretary
Michael Hillmeyer	44	Director
Lee J. Cole	46	Director

Dr. William Ardrey commenced his career as a Manager in the international trading field at Trade Management International, then became an analyst and subsequently President of Fiduciary Communications Group, where he started and headed the financial information, financial publishing and broker dealer operations. Following the sale of the business to Thomson Financial Group, Dr. Ardrey became a President at Thomson. Since the sale to Thomson, Dr. Ardrey has served as President of CustomVis, Chief Executive Officer of Regenera Ltd. and President of a large eye hospital group in Australia. Dr. Ardrey is Chairman of the Board of Directors of Avantogen Limited and a director of Opto Global and Nova Aerospace.

Angela Bronow Davanzo has over twenty (20) years of diverse financial management and biotechnology experience. For the last fifteen (15) years, she has held a variety of financial planning and analysis, accounting and treasury positions at Amgen Inc., including, since 2001, Senior Associate Director, Strategic Leadership Operations Team - Nephrology; Associate Director, Corporate Customer Marketing - Nephrology; Associate Director, Corporate Pricing; Associate Director, Assistant Treasurer; and Associate Director, Corporate Accounting. Prior thereto, Ms. Davanzo was the Controller at Brentwood Associates, a venture capital group. She began her career at Arthur Young & Company performing audits on various public and private companies. Ms. Davanzo is a Certified Public Accountant.

Michael Hillmeyer is the founder and managing director of Atina Group International Ltd., an advisory boutique that focuses on providing strategic, financial and operational advice to firms in the health care and information technology industries. In 2004 and 2005, Mr. Hillmeyer was corporate strategist for Regenera Ltd., a listed biotech firm in Australia. Prior thereto, he was an equity research analyst in the Corporate Strategy and Research division of Merrill Lynch in New York and Boston for over five years, where his final title was Vice President. Prior to his graduate studies in business and international affairs at Columbia University, Mr. Hillmeyer worked in the information technology industry. Mr. Hillmeyer is a director of Avantogen Limited.

Lee J. Cole is the Chairman of Gardant Pharmaceuticals, Inc. and has served in that position since September 2004. He is also currently the interim Chief Executive Officer of Electronic Game Card, Inc. Since 1998, Mr. Cole has been a principal with Tech Capital Group, a technology consulting and investment firm that has investments in private and public information and healthcare technology companies. Mr. Cole is a director of Enhance Biotech, Inc., NeuroBioscience, Inc., Electronic Game Card, Inc. and Advance Nanotech, Inc.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Legal Proceedings

During the past five (5) years, none of our directors or executive officers have been involved in any legal proceedings described in Item 401(d) of Regulation S-B.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its principal executive officer and principal financial officer, a copy of which is filed as Exhibit 14 hereto. The Company will provide a copy of its Code of Ethics without charge to any person upon request made to the Company in writing sent to its principal executive offices.

Audit Committee

The Company has established an Audit Committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, consisting of William Ardrey and Michael Hillmeyer.

Audit Committee Financial Expert

Our Board of Directors has determined that the Audit Committee does not have an audit committee financial expert as that term is defined by applicable SEC rules. The Board of Directors believes that obtaining the services of an audit committee financial expert is not economically rational at this time in light of the costs associated with identifying and retaining an individual who would qualify as an audit committee financial expert, the limited scope of our operations and the relative simplicity of our financial statements and accounting procedures.

ITEM 10 - EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following Summary Compensation Table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by our Chief Executive Officer and all other executive officers who received or are entitled to receive remuneration in excess of $100,000 during the stated periods.

Name and Principal Position	Year	Salary ($)	Option Awards ($)	Total ($)
Christopher Nowers, Chief Executive Officer until April 30, 2007	2006	$179,807	$26,389	$206,196
Angela Bronow Davanzo, Chief Financial Officer	2006	$66,667	$17,593	$84,260
Sujay Kango,	2005	$125,000	-0-	$125,000
Chief Executive Officer until January 17, 2006	2006	-0-	-0-	-0-
Linden J. Boyne, Chief Executive Officer until May 26, 2006	2006	-0-	-0-	-0-

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth certain information with respect to the value of all equity awards that were outstanding at December 31, 2006.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Christopher Nowers	-0-	-0-	590,000	$1.30	10/23/2111
Angela Bronow Davanzo	-0-	-0-	595,900	$1.30	10/23/2111

DIRECTOR COMPENSATION

The Company did not pay any director compensation to its directors during the fiscal year ended December 31, 2006 except for $5,000 paid to Richard Opara, M.D., the Company’s then Chairman of the Board.

EMPLOYMENT, RETENTION BONUS AND CONSULTING AGREEMENTS

The Company was a party to Employment Agreements with Mr. Nowers and Ms. Davanzo pursuant to which such individuals served as the Company’s Chief Executive Officer and Chief Financial Officer, respectively, at a base salary, for Mr. Nowers, of $300,000 and, for Ms. Davanzo, of $200,000 per year. As of April 12, 2007, the Company entered into a Retention Bonus Agreement with Mr. Nowers and Ms. Davanzo, which replaced the Employment Agreements. Pursuant to the Retention Bonus Agreement, Mr. Nowers and Ms. Davanzo agreed to continue to serve as Chief Executive Officer and Chief Financial Officer, respectively, through March 31, 2007 and to accept as payment in full for their services certain cash and stock bonuses, which bonuses were paid in 2007. At the same time, the Company entered into Consulting Services Agreements dated as of April 12, 2007 with each of Mr. Nowers and Ms. Davanzo pursuant to which each of Mr. Nowers and Ms. Davanzo agreed to continue to serve, respectively, as Chief Executive Officer and Chief Financial Officer through April 30, 2007 and May 31, 2007 (extended to June 30, 2007) and to be compensated on an hourly basis for the general management services performed for the Company during the term of each agreement.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (#)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Securities Remaining Available for Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	1,185,900	$1.30	6,814,100

Equity compensation plans not approved by security holders	-0-		-0-
Total	1,185,900	$1.30	6,814,100

Security Ownership of Certain Beneficial Owners.

The following table sets forth information regarding ownership of outstanding shares of our common stock as of June 11, 2007 by those individuals or groups who have advised us that they own more than five percent (5%) of such outstanding shares. Except as otherwise indicated, each such stockholder has sole voting and investment power with respect to the shares beneficially owned by such stockholder.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Avantogen Limited 2150 Avenue of the Stars Suite 2550 Los Angeles, California 90067	32,000,000	43.1%

Gardant Pharmaceuticals, Inc. Savannah House 11-12 Charles II Street 5th Floor London SW1Y 4QU United Kingdom	16,815,560	22.6%

Chopin Opus One LP c/o Credit Suisse No. 1 Raffles Link South Lobby Singapore 039393	12,717,656(2)	16.9%

(1) Based on a total of 74,282,472 shares of Common Stock issued and outstanding as of June 11, 2007. In accordance with SEC rules, each person’s percentage interest is calculated by dividing the number of shares that person beneficially owns by the sum of (a) the total number of shares outstanding as of June 11, 2007 plus (b) the number of shares such person has the right to acquire within sixty (60) days of June 11, 2007.

(2) Includes 1,000,000 shares currently issuable upon exercise of warrants held by Chopin Opus One LP.

The following table sets forth certain information as of June 11, 2007 regarding the ownership of common stock by (i) each director, (ii) each individual named in the Summary Compensation Table contained herein and (iii) all current executive officers and directors of the Company as a group. Except as otherwise indicated, each such stockholder has sole voting and investment power with respect to the shares beneficially owned by such stockholder.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
William Ardrey	-0-(1)
Michael Hillmeyer	-0-(2)
Lee J. Cole	-0-(3)
Christopher Nowers(4)	138,889	*
Angela Bronow Davanzo	92,594	*
Sujay Kango(5)	-0-
Linden J. Boyne(6)	-0-(7)
All current Directors and Executive Officers as a group (4 individuals)	92,594(1)(2)(3)	*

* Less than 1%

(1)  Does not include 32,000,000 shares owned by Avantogen Limited, of which Mr. Ardrey is Chairman of the Board and as to which Mr. Ardrey disclaims beneficial ownership.

(2) Does not include 32,000,000 shares owned by Avantogen Limited, of which Mr. Hillmeyer is a director and as to which Mr. Hillmeyer disclaims beneficial ownership.

(3) Does not include 16,815,560 shares owned by Gardant Pharmaceuticals, Inc., of which Mr. Cole is Chairman of the Board and as to which Mr. Cole disclaims beneficial ownership.

(4) Mr. Nowers resigned as Chief Executive Officer and a director on April 30, 2007.

(5) Mr. Kango resigned as Chief Executive Officer on January 17, 2006.

(6) Mr. Boyne resigned as Chief Executive Officer and a director on May 26, 2006.

(7) Does not include 16,815,560 shares owned by Gardant Pharmaceuticals, Inc., of which Mr. Boyne is a director and as to which Mr. Boyne disclaims beneficial ownership.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended December 31, 2006, the Company paid Sterling FCS Ltd. approximately $440,000 pursuant to an annual contract for the provision of corporate and financial services and for additional consulting services rendered during the first quarter of 2006. Linden J. Boyne and Alan Bowen, directors of Sterling FCS Ltd., served as Chief Executive Officer and Director and Chief Financial Officer, Treasurer and Director, respectively, of the Company through May 26, 2006. During the year ended December 31, 2006, the Company recognized approximately $250,000 of administrative expenses related to these services provided by Sterling FCS Ltd. The Sterling FCS Ltd. contract was cancelled in the May 26, 2006 Acquisition.

In 2004, the Company entered into a secured credit facility for $5.0 million with Bioaccelerate Holdings, Inc. (now known as Gardant Pharmaceuticals, Inc.). As an inducement to Gardant to provide the credit facility, the Company issued warrants to purchase 1,000,000 shares of its common stock at an exercise price of $1.00 per share expiring on July 22, 2009. Linden J. Boyne, former Chief Executive Officer and a director of the Company, is an executive officer and director of Gardant, and Lee J. Cole, one of our directors, is the Chairman of Gardant. In connection with the May 26, 2006 Acquisition, Gardant terminated its credit line with the Company and the related warrants, forgave all amounts due under the line and assumed various Company liabilities. Total debt forgiven and liabilities assumed were $5,592,801. As consideration, Gardant was issued 8,721,758 shares of the Company’s common stock.

During the quarter ended June 30, 2006, the Company provided a loan of $200,000 to AL Holdings, Inc., a wholly-owned subsidiary of Avantogen Limited, the Company’s principal stockholder. The promissory note evidencing the loan bears interest on the unpaid principal balance (calculated on the basis of a 360-day year for the actual number of days elapsed) at the rate of 200 basis points over the 30-day LIBOR rate. The principal of this note was paid in full in September 2006. The interest income of $4,372 has been paid in full at December 31, 2006.

As of December 31, 2006 the Company owed $146,656 to AL Holdings, Inc., comprised of $3,990 for December 2006 monthly fees due under a Shared Facilities and Services Agreement administered by AL Holdings, Inc. for professional, administrative and support services and $142,665 for legal fees related to the May 26, 2006 Acquisition paid on behalf of the Company. Under the Shared Facilities and Services Agreement, the Company paid $39,330 for rent on office space. Additionally there is a $44,488 security deposit with AL Holdings, Inc. in accordance with the Shared Facilities and Services Agreement related to the lease of office space.

On October 12, 2006 the Company borrowed $1 million from Chopin Opus One L.P. (“Chopin”). The General Partner of Chopin is Chopin Holdings, Ltd., whose Managing Director is Dr. Richard Opara, the former Chairman of the Company’s Board of Directors and former Chairman of Avantogen Limited, the Company’s majority stockholder at December 31, 2006. The Loan bears interest at the rate of ten percent (10%) per annum and is due March 31, 2007. The Loan is secured by a first priority security interest on all of the Company’s assets. As an inducement to Chopin to provide the Loan, the Company issued five year warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.60 per share.

On October 23, 2006 the Company finalized and entered into a Terms of Financial Advisory Services Agreement with Chopin Capital Partners, LLC relating to the service period from July 1, 2006 to June 30, 2007. The managing partner of Chopin Capital Partners, LLC is Joseph Boystak, who was a Board member of the Company at the time the agreement was signed. The agreement includes compensation at the earlier of the closing of a debt or equity transaction in excess of $5 million or on June 30, 2007. As additional compensation the Company issued warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.60 per share.

ITEM 13 - EXHIBITS

The following exhibits are filed with this report.

3(i)	Amended and Restated Articles of Incorporation (Filed herewith).

3(ii)	ByLaws (Filed herewith).

10.1
Share Exchange Agreement dated as of January 31, 2006 by and among Avantogen Limited, Bioaccelerate Holdings, Inc. and Innovate Oncology, Inc. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 7, 2006).

10.2	Voting Agreement and Proxy of Bioaccelerate Holdings, Inc. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 7, 2006).

10.3	Voting Agreement and Proxy of Dr. Richard Opara (Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 7, 2006).

10.4
Voting Agreement dated as of May 26, 2006 by and among Innovate Oncology, Inc., Gardant Pharmaceuticals, Inc. and Avantogen Limited (Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 2, 2006).

10.5	Employment Agreement dated as of May 26, 2006 between Innovate Oncology, Inc. and Christopher Nowers (Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 2, 2006).

10.6
Employment Agreement dated as of July 17, 2006 between Avantogen Oncology, Inc. and Angela Bronow Davanzo (Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 23, 2006).

10.7	Avantogen Oncology, Inc. 2006 Stock Incentive Plan dated August 14, 2006 (Incorporated by reference from the Company’s Quarterly Report on Form 10-QSB filed on November 13, 2006).

10.8
Termination of Agreement and Releases dated November 6, 2006 between Supratek Pharma, Inc., Avantogen Oncology, Inc. and Gardant Pharmaceuticals, Inc. (Incorporated by reference from the Company’s Quarterly Report on Form 10-QSB filed on November 13, 2006).

10.9	Loan Agreement dated October 12, 2006 between Avantogen Oncology, Inc. and Chopin Opus One, L.P. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 18, 2006).

10.10	Secured Promissory Note dated October 12, 2006 (Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 18, 2006).

10.11
Security Agreement dated October 12, 2006 between Avantogen Oncology, Inc. and Chopin Opus One, L.P. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 18, 2006).

10.12	Warrants dated October 12, 2006 from Avantogen Oncology, Inc. to Chopin Opus One, L.P. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 18, 2006).

10.13
Amendment to Loan Agreement dated December 12, 2006 between Avantogen Oncology, Inc. and Chopin Opus One, L.P. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 18, 2006).

10.14
Assignment and Purchase Agreement dated April 25, 2007 by and among Resistys, Inc., Avantogen Limited, Avantogen Oncology, Inc. and SciClone Pharmaceuticals, Inc. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 1, 2007).

10.15	Security Agreement dated April 25, 2007 by and between SciClone Pharmaceuticals, Inc. and Resistys, Inc. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 1, 2007).

10.16
Assumption of Liabilities Agreement dated April 25, 2007 by and among SciClone Pharmaceuticals, Inc., Resistys, Inc., Avantogen Limited and Avantogen Oncology, Inc. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 1, 2007).

10.17
Consent to Assignment dated April 25, 2007 by and among Resistys, Inc., Avantogen Oncology, Inc., Avantogen Limited and RESprotect GmbH (Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 1, 2007).

10.18	Agreement dated April 25, 2007 by and between Avantogen Oncology, Inc. and Chopin Opus One, L.P. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 1, 2007).

10.19
Retention Bonus Agreement dated as of April 12, 2007 between Avantogen Oncology, Inc., Christopher Nowers and Angela Bronow Davanzo (Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 1, 2007).

10.20
Consulting Services Agreement dated as of April 12, 2007 between Avantogen Oncology, Inc. and Christopher Nowers (Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 1, 2007).

10.21
Consulting Services Agreement dated as of April 12, 2007 between Avantogen Oncology, Inc. and Angela Bronow Davanzo (Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 1, 2007).

10.22
Termination of Agreement and Releases dated as of May 18, 2007 between Prostagenics LLC and Avantogen Oncology, Inc. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 31, 2007).

14	Code of Ethics (Incorporated by reference from the Company’s Annual Report on Form 10-KSB filed on April 17, 2006).

16.1
Letter dated June 30, 2006 from Cacciamatta Accountancy Corporation to the Securities and Exchange Commission (Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 30, 2006).

21	Subsidiaries of Avantogen Oncology, Inc. (Filed herewith).

31.1
Written Statement of Chief Executive Officer with respect to compliance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

31.2
Written Statement of Chief Financial Officer with respect to compliance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32.1
Written Statement of Chief Executive Officer with respect to compliance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32.2
Written Statement of Chief Financial Officer with respect to compliance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed or to be billed by Singer Lewak Greenbaum & Goldstein LLP (since June 26, 2006), by Cacciamatta Accountancy Corporation (from March 17, 2005 until June 26, 2006) and by Robison Hill & Co. (from January 1, 2005 until March 17, 2005) for each of the last two fiscal years for professional services rendered for the audit of the Company’s annual financial statements, review of financial statements included in the Company’s quarterly reports on Form 10-QSB and services that were provided in connection with statutory and regulatory filings or engagements were $257,357 for the fiscal year ended December 31, 2006 and $115,000 for the fiscal year ended December 31, 2005.

Audit-Related Fees. The aggregate fees billed by the Company’s principal accountants for each of the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company’s financial statements were $0 for the fiscal year ended December 31, 2006 and $0 for the fiscal year ended December 31, 2005.

Tax Fees. The aggregate fees billed by the Company’s principal accountants in each of the last two fiscal years for professional services rendered for tax compliance, tax advice and tax planning were $7,884 for the fiscal year ended December 31, 2006 and $0 for the fiscal year ended December 31, 2005.

All Other Fees. The aggregate fees billed by the Company’s principal accountants in each of the last two fiscal years for products and services other than those reported in the three prior categories were $0 for the fiscal year ended December 31, 2006 and $0 for the fiscal year ended December 31, 2005.

Pre-Approval Policies and Procedures

Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of the Company’s principal accountants are subject to the specific pre-approval of the Audit Committee. All audit and permitted non-audit services to be performed by the Company’s principal accountants require pre-approval by the Audit Committee. The procedures require all proposed engagements of the Company’s principal accountants for services of any kind to be submitted for approval to the Audit Committee prior to the beginning of any services. The Company's audit services proposed for 2006 along with the proposed fees for such services were reviewed and approved by the Company's Audit Committee.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed, on its behalf by the undersigned, thereunto duly authorized.

Date: June 18, 2007

AVANTOGEN ONCOLOGY, INC.

By:	/s/ William Ardrey
William Ardrey Chief Executive Officer

By:	/s/ Angela Bronow Davanzo
Angela Bronow Davanzo Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ William Ardrey	Chairman of the Board and Chief	June 18, 2007
William Ardrey	Executive Officer

/s/ Angela Bronow Davanzo	Chief Financial Officer	June 18, 2007
Angela Bronow Davanzo

/s/ Michael Hillmeyer	Director	June 18, 2007
Michael Hillmeyer

EXHIBIT INDEX

3(i)	Amended and Restated Articles of Incorporation (Filed herewith).

3(ii)	ByLaws (Filed herewith).

10.1
Share Exchange Agreement dated as of January 31, 2006 by and among Avantogen Limited, Bioaccelerate Holdings, Inc. and Innovate Oncology, Inc. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 7, 2006).

10.2	Voting Agreement and Proxy of Bioaccelerate Holdings, Inc. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 7, 2006).

10.3	Voting Agreement and Proxy of Dr. Richard Opara (Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 7, 2006).

10.4
Voting Agreement dated as of May 26, 2006 by and among Innovate Oncology, Inc., Gardant Pharmaceuticals, Inc. and Avantogen Limited (Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 2, 2006).

10.5	Employment Agreement dated as of May 26, 2006 between Innovate Oncology, Inc. and Christopher Nowers (Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 2, 2006).

10.6
Employment Agreement dated as of July 17, 2006 between Avantogen Oncology, Inc. and Angela Bronow Davanzo (Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 23, 2006).

10.7	Avantogen Oncology, Inc. 2006 Stock Incentive Plan dated August 14, 2006 (Incorporated by reference from the Company’s Quarterly Report on Form 10-QSB filed on November 13, 2006).

10.8
Termination of Agreement and Releases dated November 6, 2006 between Supratek Pharma, Inc., Avantogen Oncology, Inc. and Gardant Pharmaceuticals, Inc. (Incorporated by reference from the Company’s Quarterly Report on Form 10-QSB filed on November 13, 2006).

10.9	Loan Agreement dated October 12, 2006 between Avantogen Oncology, Inc. and Chopin Opus One, L.P. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 18, 2006).

10.10	Secured Promissory Note dated October 12, 2006 (Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 18, 2006).

10.11
Security Agreement dated October 12, 2006 between Avantogen Oncology, Inc. and Chopin Opus One, L.P. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 18, 2006).

10.12	Warrants dated October 12, 2006 from Avantogen Oncology, Inc. to Chopin Opus One, L.P. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 18, 2006).

10.13
Amendment to Loan Agreement dated December 12, 2006 between Avantogen Oncology, Inc. and Chopin Opus One, L.P. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 18, 2006).

10.14
Assignment and Purchase Agreement dated April 25, 2007 by and among Resistys, Inc., Avantogen Limited, Avantogen Oncology, Inc. and SciClone Pharmaceuticals, Inc. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 1, 2007).

10.15	Security Agreement dated April 25, 2007 by and between SciClone Pharmaceuticals, Inc. and Resistys, Inc. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 1, 2007).

10.16
Assumption of Liabilities Agreement dated April 25, 2007 by and among SciClone Pharmaceuticals, Inc., Resistys, Inc., Avantogen Limited and Avantogen Oncology, Inc. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 1, 2007).

10.17
Consent to Assignment dated April 25, 2007 by and among Resistys, Inc., Avantogen Oncology, Inc., Avantogen Limited and RESprotect GmbH (Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 1, 2007).

10.18	Agreement dated April 25, 2007 by and between Avantogen Oncology, Inc. and Chopin Opus One, L.P. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 1, 2007).

10.19
Retention Bonus Agreement dated as of April 12, 2007 between Avantogen Oncology, Inc., Christopher Nowers and Angela Bronow Davanzo (Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 1, 2007).

10.20
Consulting Services Agreement dated as of April 12, 2007 between Avantogen Oncology, Inc. and Christopher Nowers (Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 1, 2007).

10.21
Consulting Services Agreement dated as of April 12, 2007 between Avantogen Oncology, Inc. and Angela Bronow Davanzo (Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 1, 2007).

10.22
Termination of Agreement and Releases dated as of May 18, 2007 between Prostagenics LLC and Avantogen Oncology, Inc. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 31, 2007).

14	Code of Ethics (Incorporated by reference from the Company’s Annual Report on Form 10-KSB filed on April 17, 2006).

16.1
Letter dated June 30, 2006 from Cacciamatta Accountancy Corporation to the Securities and Exchange Commission (Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 30, 2006).

21	Subsidiaries of Avantogen Oncology, Inc. (Filed herewith).

31.1
Written Statement of Chief Executive Officer with respect to compliance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

31.2
Written Statement of Chief Financial Officer with respect to compliance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32.1
Written Statement of Chief Executive Officer with respect to compliance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32.2
Written Statement of Chief Financial Officer with respect to compliance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Avantogen Oncology Inc. and subsidiaries
Los Angeles, California

We have audited the consolidated balance sheet of Avantogen Oncology Inc. (a Nevada corporation in development stage) and subsidiaries (collectively, the “Company”) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company for the year ended December 31, 2005 and for the period from inception (July 21, 2004) through December 31, 2005 were audited by other auditors whose report, dated April 17, 2006, on those financial statements included an explanatory paragraph that expressed substantial doubt about the Company’s ability to continue as a going concern.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avantogen Oncology Inc. and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, as of December 31, 2006, the Company has cash in the amount of $14,264 and no other material financial assets, nor does it have an established source of revenues sufficient to cover its operating costs. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
May 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Innovate Oncology, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' deficit, and cash flows of Innovate Oncology, Inc. and subsidiaries (a Development Stage Company) (the "Company")for the year ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of the Company for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's continued operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ CACCIAMATTA ACCOUNTANCY CORPORATION

Irvine, California
April 17, 2006

AVANTOGEN ONCOLOGY, INC. AND SUBSIDIARIES
(formerly INNOVATE ONCOLOGY, INC.)
(A Development Stage Company)
Consolidated Balance Sheet
December 31, 2006

December 31, 2006
ASSETS
Cash	$14,264
Prepaid assets	103,140
Total current assets	117,404
Property and equipment, net of $860 accumulated depreciation	7,740
Deposit with related party	44,488
Total assets	$169,632

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$1,152,111
Interest payable	46,649
Due to related parties	325,793
Note payable to stockholder, net of discount of $144,567	855,433
Total current liabilities	2,379,986

Commitments and Contingencies	—

Stockholders’ Deficit
Preferred stock, par value $.001, 25,000,000 shares authorized, none issued and outstanding	—
Common stock, par value $.001, 125,000,000 shares authorized, 59,000,000 issued and outstanding	59,000
Additional paid in capital	9,071,193
Deficit accumulated during the development stage	(11,340,547)
Total stockholders’ deficit	(2,210,354)
Total liabilities and stockholders’ deficit	$169,632

The accompanying notes are an integral part of these consolidated financial statements.

AVANTOGEN ONCOLOGY, INC. AND SUBSIDIARIES
(formerly INNOVATE ONCOLOGY, INC.)
(A Development Stage Company)
Consolidated Statements of Operations
For the Years Ended December 31, 2006 and 2005, and
For the Period from July 21, 2004 (Inception) to December 31, 2006

	For the Years Ended		Period From July 21, 2004 (Inception) to
	December 31, 2006	December 31, 2005	December 31, 2006
Research and development	$2,999,444	$3,001,943	$6,894,019
General and administrative	2,038,778	1,869,278	4,127,761
Loss from operations	5,038,222	4,871,221	11,021,780
Interest income	(4,372)	—	(4,372)
Interest expense	170,614	143,285	321,599
Loss before provision for income taxes	5,204,464	5,014,506	11,339,007
Provision for income taxes	1,540	—	1,540
Net loss	$5,206,004	$5,014,506	$11,340,547
Basic and diluted loss per share	$(0.12)	$(0.28)
Basic and diluted weighted average shares outstanding	42,671,297	17,998,000

The accompanying notes are an integral part of these consolidated financial statements.

AVANTOGEN ONCOLOGY, INC. AND SUBSIDIARIES
(formerly INNOVATE ONCOLOGY, INC.)
(A Development Stage Company)
Consolidated Statements of Stockholders’ Deficit
From July 21, 2004 (Inception) to December 31, 2006

	Shares	Common Stock	Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total
Balance, July 21, 2004 (Inception)	1,453,242	$1,453	$(1,453)	$—	$—
Shares issued in reorganization	16,500,000	16,500	(16,500)	—	—
Net loss	—	—	—	(1,120,037)	(1,120,037)
Balance, December 31, 2004	17,953,242	17,953	(17,953)	(1,120,037)	(1,120,037)
Shares issued to consultant on October 19, 2005 at $3.25 per share	225,000	225	731,025	—	731,250
Net loss	—	—	—	(5,014,506)	(5,014,506)
Balance, December 31, 2005	18,178,242	18,178	713,072	(6,134,543)	(5,403,293)
Shares issued in the May 26, 2006 acquisition	40,821,758	40,822	8,077,287	—	8,118,109
Stock based compensation	—	—	68,236	—	68,236
Warrants issued with note payable to related party	—	—	212,598	—	212,598
Net loss	—	—	—	(5,206,004)	(5,206,004)
Balance, December 31, 2006	59,000,000	$59,000	$9,071,193	$(11,340,547)	$(2,210,354)

The accompanying notes are an integral part of these consolidated financial statements.

AVANTOGEN ONCOLOGY, INC. AND SUBSIDIARIES
(formerly INNOVATE ONCOLOGY, INC.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2006 and 2005 and For the Period
from July 21, 2004 (Inception) to December 31, 2006

	December 31, 2006	December 31, 2005	Period From July 21, 2004 (Inception) to December 31, 2006
Cash flows from operating activities:
Net loss	$(5,206,004)	$(5,014,506)	$(11,340,547)
Adjustments to reconcile net loss to cash used in operating activities:
Non-cash stock compensation	68,236	731,250	799,486
Accretion of debt discount on note payable	68,030	716,791	1,034,821
Purchased research and development expensed in the May 26, 2006 acquisition	516,141	—	516,141
Amortization expense	25,000	—	25,000
Depreciation expense	860	—	860
Changes in assets and liabilities
(Decrease) / Increase in prepaid assets	(1,924)	42,106	(1,924)
Increase in deposits	(44,488)	—	(44,488)
Increase in accounts payable and accrued expenses	238,145	832,228	1,105,373
Increase in due to related parties	135,793	120,000	325,793
Increase in interest payable	100,825	143,285	251,810

Net cash used in operating activities	(4,099,386)	(2,428,846)	(7,327,675)

Cash flows from investing activities:
Purchase of property and equipment	(8,600)	—	(8,600)

Net cash used in investing activities	(8,600)	—	(8,600)
Cash flows from financing activities:
Proceeds received from Avantogen Limited in the acquisition	1,100,000	—	1,100,000
Resistys, Inc. cash received in the acquisition	4,665	—	4,665
Proceeds from loan from related party & issuance of warrants	1,000,000	—	1,000,000
Proceeds from loans from stockholder	2,016,427	2,430,004	5,245,874

Net cash provided by financing activities	4,121,092	2,430,004	7,350,539

Net increase in cash	13,106	1,158	14,264
Cash, beginning of period	1,158	—	—

Cash, end of period	$14,264	$1,158	$14,264

Supplemental cash flow information:
Cash paid for interest expense and income taxes	$—	$—	$—
Non-cash financing transactions:
Non-cash Resistys, Inc. net assets received in acquisition	$79,477	$—	$79,477
Amount due Resistys, Inc. eliminated in acquisition	$825,025	$—	$825,025
Common stock issued to Bioaccelerate Holdings, Inc. for assumption of liabilities	$5,592,801	$—	$5,592,801
Warrants issued to Chopin Opus One L.P. with Promissory Note	$212,598	$—	$212,598

The accompanying notes are an integral part of these consolidated financial statements.

AVANTOGEN ONCOLOGY, INC. and Subsidiaries
(formerly INNOVATE ONCOLOGY, INC.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
December 31, 2006

1. Organization and Significant Accounting Policies

Organization

Avantogen Oncology, Inc., formerly Innovate Oncology, Inc., (the “Company” or “Avantogen Oncology”) acquires, develops and seeks to commercialize novel compounds to treat various types of cancer.

Prior to the May 26, 2006 Acquisition (see below), the Company had been pursuing financing for a relatively broad portfolio of products. The Company then decided to focus its resources on three particular product candidates - Chemo-resistance Inhibitor (RP101), Capridine beta and oral paclitaxel - rather than proceeding with a plan to develop a larger portfolio that would require far more substantial commitments. As a result of this change in strategy, the Company terminated the agreements intended to assign to the Company the following products: INOC-002 Chemotherapy Potentiator, INOC-003 Targeted Ruthenium Complex, INOC-010 Polymer-Formulated Camptothecin, INOC-016 HER2 Oncogene Inhibito, and INOC-019 Prostate Tumor Suppressor. All rights and remaining obligations with respect to those products reverted to the applicable assignor of those rights to the Company. In November 2006, after further evaluation of its existing pipeline, the Company decided to terminate its license agreement for oral paclitaxel.

In connection with the May 26, 2006 Acquisition, the Company changed its name to Avantogen Oncology, Inc. from Innovate Oncology, Inc. (“Innovate”). The Company is located in Los Angeles, California.

The 2004 Reverse Merger

Pursuant to an acquisition agreement dated August 23, 2004 between Innovate, a then-privately held Delaware corporation, and Hampton Berkshire Insurance and Financial, Inc., a Nevada corporation (“Hampton”), in exchange for 100% of the outstanding shares of Innovate, Hampton canceled 5,026,590 shares of its common stock, effected a 3.8-for-1 reverse split of its common stock, which reduced its pre-acquisition outstanding common stock to 1,453,242, and issued 16,500,000 shares, including 600,000 shares for consulting services related to the acquisition, to Innovate shareholders. As Innovate's management and Board of Directors assumed control of the combined entity, the acquisition has been treated as a recapitalization of Innovate and accordingly, the accompanying consolidated financial statements include the historical operations of Innovate and the capital structure of Hampton. Hampton immediately changed its name to Innovate Oncology, Inc.

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

The May 26, 2006 Acquisition

On May 26, 2006, Avantogen Limited and Bioaccelerate entered into a Share Exchange Agreement (the “May 26, 2006 Acquisition”) whereby Avantogen Limited transferred to the Company its 50% share in Resistys and $1,100,000 in exchange for 32,000,000 shares of common stock (or 54.2%) of Innovate. Bioaccelerate terminated its credit line with the Company, and related warrant to acquire 1,000,000 shares of Company common stock, and forgave all amounts due under the line, as well as assumed all Company liabilities, except for $65,000 due to a related party and $825,025 due to Resistys, as of the acquisition date. Total liabilities assumed including the amount due to Bioaccelerate under the credit line was $5,592,801. In consideration, the Company issued to Bioaccelerate 8,721,758 shares of its common stock. The Company also issued 100,000 shares of common stock for consulting services related to the acquisition, which were accounted for as transaction costs. The $825,025 liability due to Resistys was reclassified to additional paid-in capital as result of the Company now owning 100% of Resistys. The remaining net assets received from Resistys, Inc. of $59,142 were recorded as additional paid in capital. Under the Share Exchange Agreement, Avantogen Limited has the right to designate three of the five members of Innovate’s Board of Directors. Immediately after the acquisition, the Company changed its name to Avantogen Oncology, Inc.

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

The total estimated purchase price of $541,000 has been allocated to Purchased In-Process Research & Development (IPR&D) of $516,000, and other assets of $25,000. The workforce in-place intangible asset was fully amortized by December 31, 2006. IPR&D was expensed when recognized in May 2006.

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

The following pro-forma information reflects the May 26, 2006 Acquisition and consolidation of Resistys as if the Company had consummated the acquisition on the first day of each of the periods presented:

	Year Ended December 31,
	2005	2006
Revenues - pro forma	$—	$—
Net operating loss - as reported	5,014,506	5,206,004
Pro forma adjustments to expenses	1,946,263 [1]	(477,529) [2]

Net operating loss - pro forma	(6,960,769)	(4,728,475)
Provision for income taxes	—	—

Net loss - pro forma	$(6,960,769)	$(4,728,475)

Loss per share - pro forma	$(0.12)	$(0.08)
Weighted average shares outstanding - pro forma	58,820,000 [3]	59,000,000

Notes

[1]
Additional expenses represent (i) the recognition of purchased IPR&D of $516,141, (ii) $12,500 of amortization of intangible assets recognized in the acquisition, less (iii) increased Resistys’ costs of $1,560,907 less (iv) the elimination of interest expense of ($143,285) related to Bioaccelerate’s credit line.

[2]
Additional expenses represent (i) $5,208 of amortization of intangible assets recognized in the acquisition, less (ii) decreased Resistys’ costs of ($428,561), less (iii) the elimination of interest expense of ($54,176) related to Bioaccelerate’s credit line.

[3]
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

Foreign Currency Translation

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Expenses are translated at average rates of exchange prevailing during the year. Translation adjustments, if any, resulting from this process are immaterial.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Property and Equipment

Property and equipment are recorded at cost. Leasehold improvements are depreciated using the straight line method over the lesser of their estimated useful life or the term of the lease.

Statement of Cash Flows

The Company prepares its statements of cash flows using the indirect method as defined under SFAS No. 95, “Statement of Cash Flows.” During the year ended December 31, 2006, amounts reported in operating activities as uses of cash related to decreases in accounts payable, accrued expenses, and due to related parties include those amounts assumed by Bioaccelerate as if Bioaccelerate advanced the Company cash under a credit line to settle its obligations with vendors and other creditors. Hence, advances to the Company from Bioaccelerate under a credit line within financing activities reflect a corresponding source of cash in the year ended December 31, 2006.

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

As of December 31, 2006, there were warrants and stock options outstanding to acquire (a) 1,000,000 shares of the Company’s common stock related to the Promissory Note to Chopin Opus One, (b) 300,000 shares of the Company’s common stock related to an agreement with Chopin Capital Partners, LLC. to provide financial advisory services, and (c) stock options outstanding to purchase 1,185,900 shares of the Company’s common stock related to the Employee Stock Option Plan. Prior to May 26, 2006, there was a warrant outstanding to acquire 1,000,000 shares of the Company’s common stock. The warrants and stock options were excluded from the weighted average number of common shares outstanding for purposes of computing earnings per share as they would have been anti-dilutive since the Company had reported losses for all periods presented.

Income Taxes

Income taxes are recorded in accordance with SFAS No. 109, “Accounting for Income Taxes”. This statement requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized.

The Company has not filed tax returns for 2004, 2005 and 2006. As of December 31, 2006, there are approximately $10 million in accumulated losses. When the tax returns are completed, these losses will give rise to deferred tax assets, a significant portion of which are likely to be net operating loss carry forwards. Due to the May 26, 2006 Acquisition, these net operating loss deferred tax assets will be subject to limitations. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. Because of these potential limitations and the Company’s history of losses, the Company has not recognized any deferred tax asset and has effectively placed a full valuation allowance on such assets.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payments made to employees and directors based on estimated fair values. Share-based payments awarded to consultants are accounted for in accordance with Emerging Issues Task Force (“EITF) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Connection with Selling, Goods or Services.”

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations.

Stock-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. The Company generally attributes the value of stock-based compensation to expense using the straight-line method. Because the Company has only made option grants to two employees during 2006, and has no prior history of grants, the Company has no basis of estimating forfeitures. Therefore, the Company is estimating forfeitures to be zero until adequate history has been established.

The Company estimates fair value of share-based awards using the Black-Scholes-Merton option-pricing formula (“Black-Scholes model”). This model requires the Company to estimate expected volatility and expected life, which are highly complex and subjective variables. The Company estimates expected term using the safe-harbor provisions of Staff Accounting Bulletins (“SAB”) No. 107, “Share-Based Payment.” The Company estimated its expected volatility by taking the average volatility determined for a peer group of similar publicly-traded companies.

Fair Value of Financial Instruments

The fair value of note payable cash, accounts payable, and accrued expenses approximates their carrying value due to the short-term nature of these financial instruments. The Company does not have material financial instruments with off-balance sheet risk.

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

The Financial Accounting Standards Board (“FASB”) has recently announced a new interpretation, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which will be effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 is not expected to result in any changes to the beginning stockholders’ deficit and the Company’s financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements. This statement is effective for fiscal year beginning after November 15, 2007. The Company is currently in the process of assessing the impact that SFAS 157 will have on the consolidated financial statements.

In September 2006 the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements in Current Year financial Statements” (SAB 108), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that the Company quantify misstatements based on their impact on each of the financial statements and related disclosures. SAB 108 was effective as of the end of the Company’s 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earning as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The adoption of the provisions of SAB 108 had no impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS 159 permits entities to choose to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The decision to elect the fair value option may be applied instrument by instrument, is irrevocable, and is applied to the entire instrument and not to only specified risks, specific cash flows or portions of that instrument. An entity is restricted in choosing the dates to elect the fair value option for an eligible item. Adoption of SFAS 159 is effective for the Company on January 1, 2008. Early adoption is permitted, provided the entity also elects to apply the provisions of SFAS 157, “Fair Value Measurements”. Management of the Company is currently evaluating the potential impact of SFAS 159 on the Company’s financial condition, results of operations, and liquidity.

2. Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of December 31, 2006, the Company had $14,264 of cash and no other material financial assets, nor did it have an established source of revenues sufficient to cover its operating costs. During years ended December 31, 2005 and 2006, and from July 21, 2004 (Inception) to December 31, 2006, the Company used cash in operations of $2,428,846, $4,099,386 and $7,327,675, respectively. From inception through December 31, 2006, shareholders provided funding in the amount of $7,345,874. As of December 31, 2006, the Company had accumulated a net deficit during the development stage of $11,340,547. Subsequent to December 31, 2006 the Company assigned its rights to develop and commercialize its lead drug candidate, RP101, for approximately $1.7 million in upfront fees and success-based regulatory and commercial payments and royalties on future sales of RP101 Product. See footnote 11. The Company is entirely dependent on the payments from this transaction for its capital requirements. The Company's future capital requirements will depend upon numerous factors including, but not limited to, identification of new compounds and product opportunities, progress in developing its products, market penetration and profitable operations from the sale of its products, if successfully developed. These consolidated financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a going concern.

3.  Property and Equipment

Property and equipment consist of the following at December 31, 2006:

Leasehold improvements	$8,600
Less accumulated depreciation	860
$7,740

The Company recognized $860 in depreciation expense for the year ended December 31, 2006. The Company acquired the leasehold improvements through an allocation under a Shared Facilities and Services Agreement administered by AL Holdings, Inc in 2006 and did not have any fixed assets in 2005. See footnote 4.

4. Related Party Transactions

During the year ended December 31, 2006, the Company paid Sterling FCS Ltd. approximately $440,000 pursuant to an annual contract for the provision of corporate and financial services and for additional consulting services rendered during the first quarter of 2006. Linden J. Boyne and Alan Bowen, Directors of Sterling FCS Ltd. served as Interim Chief Executive Officer and Director and Chief Financial Officer, Treasurer and Director, respectively, of the Company in 2005 and through May 26, 2006. During the year ended December 31, 2006, the Company recognized approximately $250,000 of administrative expenses related to these services provided by Sterling FCS Ltd. The Sterling FCS Ltd. contract was cancelled in the May 26, 2006 Acquisition.

An amount due Resistys of $825,025 was reclassified to additional paid-in capital since Resistys is fully consolidated with the Company as a result of the Company now owning 100% of Resistys because of the May 26, 2006 Acquisition. Additionally, Bioaccelerate forgave the amounts due it under the credit agreement and assumed certain liabilities of the Company as of May 26, 2006. Total debt forgiven and liabilities assumed were $5,592,801. As consideration, Bioaccelerate was issued 8,721,758 shares of the Company’s common stock.

During the year ended December 31, 2006, the Company recognized interest expense under the Bioaccelerate credit agreement of $54,176. This amount was forgiven as part of the May 26, 2006 Acquisition.

During the second quarter ended June 30, 2006, the Company provided a loan of $200,000 to AL Holdings, Inc., a wholly owned subsidiary of Avantogen Limited, the Company’s principal stockholder. The promissory note evidencing the loan bears interest on the unpaid principal balance (calculated on the basis of a 360-day year for the actual number of days elapsed) at the rate of 200 basis points over the 30-day LIBOR rate. The principal of this note was paid in full in September 2006. The interest income of $4,372 has been paid in full at December 31, 2006.

On October 12, 2006 the Company borrowed $1 million from Chopin Opus One L.P. a Cayman Islands limited partnership. The General Partner of Chopin is Chopin Holdings, Ltd., whose Managing Director is Dr. Richard Opara, the former Chairman of the Company’s Board of Directors and former Chairman of Avantogen Limited, the Company’s majority stockholder at December 31, 2006. See footnote 5.

On October 23, 2006 the Company finalized and entered into a Terms of Financial Advisory Services Agreement with Chopin Capital Partners, LLC related to the service period from July 1, 2006 to June 30, 2007. The managing partner of Chopin Capital Partners, LLC was a Board member of the Company at the time the agreement was signed. The agreement includes compensation at the earlier of the closing of a debt or equity transaction in excess of $5 million or on June 30, 2007. As additional compensation the Company agreed to issue warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.60 per share. The warrants have been valued at $93,686 and are being recognized over the term of the agreement. As of December 31, 2006 $46,843 has been recognized as general and administrative expense.

As of December 31, 2006 there was $325,793 due to related parties, which was comprised of $77,500 owed to the four non-executive directors for outstanding fees, $100,000 owed to Chopin Capital Partners LLC, for services under the Terms of Financial Advisory Services Agreement, $146,656 due to AL Holdings, Inc. and $1,637 due to a director for travel expenses. The amount owed to AL Holdings, Inc. was comprised of $3,990 for December 2006 monthly fees due under a Shared Facilities and Services Agreement administered by AL Holdings, Inc. for professional, administrative and support services and $142,665 for legal fees related to the May 26, 2006 Acquisition paid on behalf of the Company. Under the Shared Facilities and Services Agreement the Company paid $39,330 for rent on office space which was expensed. Additionally there is a $44,488 security deposit with AL Holdings, Inc. in accordance with the Shared Facilities and Services Agreement related to the lease of office space.

5. Note Payable to Stockholder

On October 12, 2006 the Company borrowed $1 million (the “Loan”) from Chopin Opus One L. P. (“Chopin”). The Loan bears interest at the rate of ten percent (10%) per annum and is due March 31, 2007. The Loan is secured by a first priority security interest on all of the Company’s assets. As an inducement to Chopin to provide the Loan, the Company issued five year warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.60 per share. The warrants have been valued at $212,598 and have been recorded as a discount on the Loan and will be accreted over the term. As of December 31, 2006 $68,031 of the balance has been accreted and reflected as interest expense.

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

6. Commitments and Contingencies

Third Party License Agreements

Prior to the May 26, 2006 acquisition, Bioaccelerate entered into various drug development and licensing agreements with leading medical research, academic and private pharmaceutical companies. Avantogen Oncology, formerly Innovate Oncology, Inc., as a defined "affiliate" of Bioaccelerate under certain of those agreements, was already a licensee under the terms of certain of those agreements. On March 16, 2005, Bioaccelerate also assigned some of those agreements to the Company in order to pursue a plan to grant rights to various compounds from Bioaccelerate's drug portfolio. The assignments were generally subject to written consent by the other party to the license agreement, which consent cannot be unreasonably withheld, and in one case payment by Bioaccelerate of some additional consideration to the other party to the license agreement.

Resistys had the following commitments, which now become the obligation of the Company because of the May 26, 2006 Acquisition. The following obligations are in addition to the previously existing commitments listed in the Company’s previously filed Form 10-KSB.

Resistys is party to a licensing agreement with RESprotect GmbH for the right to exploit RP101. The licensing agreement is for 25 years, subject to certain early termination provisions. Pursuant to the license terms, Resistys shall compensate RESprotect after the achievement of the following milestones:

Initiation of Phase 2 Trial by Resistys in the Territory or outside the Territory	$1,320,000
Upon filing by Resistys with the U.S. Food and Drug Administration (“FDA”) of a New Drug or abbreviated New Drug Application (“NDA”) for the registration of the Licensed Product and acceptance of such Application by the FDA	$2,641,000
Upon FDA approval of the Licensed Product	$6,601,000
Upon achieving cumulative Market Sales of the Licensed Product in the Territory of $100 million	$3,960,000

Milestone payments are non-refundable and non-recoupable. The milestones are payable in Euros and have been translated into US dollars as of December 31, 2006. The actual payments may be different depending on the exchange rate at the time payment is made. The Company believes that the milestones for the Phase 2 trial will be achieved in 2007. The milestones for FDA filing and approval are not expected until at least 2010 and 2011, respectively. Additionally, the Company is required to pay royalties ranging from 2% to 4% of net revenues from the sale of RP101 or 8% to 16% if through a third party sub licensee.

Additionally, Resistys signed a service agreement with Hesperion Ltd. on October 18, 2004. This agreement entrusted Hesperion Ltd. with the execution of a clinical study defined as “Phase 1 study of RP101 in patients with advanced Pancreatic Cancer.” Pursuant to a Change of Scope (“COS”) addendum dated December 6, 2005, Resistys committed to use approximately $360,000 of Hesperion Ltd’s research and development services during 2006, of which approximately $300,000 had been used as of December 31, 2006.

In addition to the former Resistys commitments, on July 18, 2006 the Company engaged a consulting firm in an agreement that required a retainer of $50,000 that the Company has accrued for as of December 31, 2006. The agreement is for twelve months and has the potential for future payments contingent on performance by the consulting company.

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

Other Commitments

In 2005 the Company utilized office space in New York and London on a month to month basis in return for payments to Bioaccelerate Holdings, Inc. amounting to approximately $9,500 per month, in the aggregate. After the May 26, 2006 acquisition the Company consolidated its offices in Los Angeles and entered into a Shared Facilities and Services Agreement administered by AL Holdings, Inc. under which it is allocated a portion of the lease payment for the office space depending on the number of parties to the agreement and the proportion of space used by each party. The lease payments are subject to annual adjustments of approximately 3%. At December 31, 2006 the monthly payments for use of office space was approximately $9,200.

Future minimum annual payments for the use of office space are as follows:

For the year ending December 31,
2007	$116,000
2008	127,000
2009	131,000
2010	135,000
2011	92,000

7. Investment in Resistys

Prior to May 26, 2006, the Company accounted for its investment in Resistys under the equity method. Under the equity method, the Company recognized research and development (R&D) expense related to its investment in Resistys for the periods presented as follows:

	Year Ended December 31,
	2005	2006
R&D expense - loss in Resistys	$512,000	$555,335

The above amounts exclude the $516,000 IPR&D expense recorded in the May 26, 2006 Acquisition and the Resistys research and development expense incurred subsequent to May 26, 2006. From July 21, 2004 (inception) through May 26, 2006, the Company recognized losses in its investment in Resistys of approximately $1,070,000.

8. Equity Transactions

On May 26, 2006, the Company issued 32,000,000, 8,721,758 and 100,000 shares of common stock to Avantogen Limited, Bioaccelerate and a consulting firm, respectively, in connection with the May 26, 2006 Acquisition. See footnote 1.

On October 12, 2006 the Company issued five year warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.60 per share to Chopin. On October 23, 2006 the Company agreed to issue warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.60 per share to Chopin Capital Partners, LLC. See footnotes 4 and 5.

On October 23, 2006, the Company granted options to purchase 1,185,900 shares of the Company’s common stock to employees under its 2006 Stock Incentive Plan. See footnote 9.

9. Share-Based Awards

The Company has a stock option plan, which covers a total of 8,000,000 shares of Common Stock. Options may be awarded during the ten-year term of the 2006 stock option plan to Company employees, directors, consultants and other affiliates.

Stock Options

On October 23, 2006, the Company granted to two employees 5 year options to acquire 1,185,900 shares of common stock at an exercise price of $1.30. The awards vest annually in equal installments over three years. The awards were valued at $0.19 per share, or $221,083. Weighted-average assumptions used to value the awards were as follows: (i) dividend yield of nil, (ii) expected volatility of 90%, risk-free interest rate of 4.84%, and expected life of 3.5 years.

As of December 31, 2006, there were options to acquire 1,185,900 shares of common stock outstanding, with an exercise price of $1.30 per share, none of which were vested. The remaining unamortized compensation was $199,690, which is to be expensed over the weighted-average period of 1.6 years. The remaining contractual life for these options was 4.8 years.

A summary of the Company’s stock option activity and related information for the year ended December 31, 2006 is as follows:

	Number of Shares	Exercise Price
Options outstanding at December 31, 2005	—	—
Granted	1,185,900	$1.30
Exercised	—	—
Forfeited	—	—
Expired	—	—
Options outstanding at December 31, 2006	1,185,900	$1.30

The following table summarizes the weighted average price, weighted average remaining contractual life and intrinsic value for granted and exercisable options outstanding as of December 31, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value as of December 31, 2006
As of December 31, 2006:
Employee Options Outstanding	1,185,900	$1.30	4.8	$199,690
Employee Options Expected to Vest	—	—	—	—
Employee Options Exercisable	—	—	—	—

As of December 31, 2006, the Company expected all options to vest in accordance with their terms. The Company will evaluate its estimated forfeiture rate at each reporting period.

Warrants

During October 2006, the Company granted a related-party consultant a 5 year warrant to acquire 300,000 shares of common stock at an exercise price of $0.60 in connection with a one-year service agreement through June 30, 2007. The award was fully vested when granted. The award was valued at $0.31 per share, or $93,686. Weighted-average assumptions used to value the awards were as follows: (i) dividend yield of nil, (ii) expected volatility of 93%, risk-free interest rate of 4.8%, and expected life of 5 years. During 2006, the Company recognized $46,843 and will recognize the balance during the first two quarters of 2007.

During October 2006, the Company granted a related-party a 5 year, fully-vested warrant to acquire 1,000,000 shares of common stock at an exercise price of $0.60 in connection with amounts loaned the Company - see footnote 2.

As of December 31, 2006, there were warrants to acquire 1,300,000 shares of common stock outstanding, with an exercise price of $0.60 per share, all of which are exercisable. The remaining contractual life for these warrants is 4.8 years.

10. Income Taxes

The provision recognized in the accompanying consolidated financial statements represents minimum state income taxes due. There are no other deferred tax assets or liabilities recognized.

For the periods presented in the accompanying consolidated statements of operations, the difference between the expected federal tax benefit on reported pre-tax losses of 34% and that reflected in the accompanying consolidated statement of operations of 0% is (a) additional state tax benefits of approximately 6% offset by (b) increases in the valuation allowance of (40)%.

11. Subsequent Events

On April 25, 2007 (the “Effective Date”), the Company, its wholly-owned subsidiary, Resistys, Inc. (“Resistys”), its majority shareholder, Avantogen Limited (“Avantogen” and, together with registrant and Resistys, collectively, the “Seller”) and SciClone Pharmaceuticals, Inc. (“SciClone”) entered into an Assignment and Purchase Agreement (the “Agreement”), pursuant to which Seller sold, transferred, assigned, conveyed and delivered to SciClone all of Seller’s right, title and interest in and to the assets owned or controlled by Seller related to Seller’s program to develop and commercialize its lead drug candidate, RP101, for the treatment of pancreatic cancer (the “SciClone Transaction”). Under the terms of the Agreement, SciClone paid Resistys approximately $1.7 million in upfront fees and agreed to pay Resistys and RESprotect GmbH (“RESprotect”), the owner of the intellectual property rights to RP101, success-based regulatory and commercial payments of up to $23.3 Million and royalties on future sales of RP101 Product (“Net Sales Payments”) through August 30, 2029 or the earlier termination of the License Agreement dated August 30, 2004 among Resistys, Avantogen and RESprotect (the “License Agreement”), which was assigned to SciClone as part of the transactions contemplated by the Agreement. SciClone has the right during certain periods following the completion of each of the Phase II and Phase III Clinical Trials for the first RP101 product to buy out its obligation to make the Net Sales Payments for $12 million during the first buyout period or $20 million during the second buyout period payable, at SciClone’s option, in cash or registered shares of SciClone Common Stock. SciClone’s obligation to make the success-based payments and the Net Sales Payments is secured by a security interest in the RP101 Assets being sold to SciClone, including the License Agreement, as amended from time to time on and after the Effective Date, pursuant to a Security Agreement dated April 25, 2007 between Resistys and SciClone. In addition, under an Assumption of Liabilities Agreement dated April 25, 2007 among SciClone and Seller, SciClone assumed certain liabilities of Seller under the License Agreement, the Supply Agreement for Clinical Trial Material dated September 13, 2004 between Resistys and RESprotect (the “Supply Agreement”), the Services Agreement dated October 18, 2004 between Resistys and Hesperion Ltd. and the Agreement for Clinical Trials Management Services dated August 31, 2006 between the Company and Pharmaceutical Research Associates, Inc.

In consideration for RESprotect’s consent to the assignment of the License Agreement and the Supply Agreement (the “Consent”), the Company issued to RESprotect 3,333,333 shares of its common stock with an aggregate value of $500,000 based on the average closing price of the shares for the thirty (30) day period prior to the Effective Date.

On the Effective Date, the Company entered into an Agreement (the “Chopin Agreement”) with Chopin Opus One, L.P., a Cayman Islands limited partnership (“Chopin”), pursuant to which Chopin agreed to convert seventy-five percent (75%) of the principal, plus accrued interest, of its $1 million loan to the Company into shares of the Company’s common stock at a conversion ratio of $0.09 per share with an option to convert the remaining portion of such loan, plus accrued interest, into shares of the Company’s common stock at the same conversion ratio within thirty (30) days after the Effective Date. Pursuant to the Agreement, Chopin and the Company also agreed to amend the Loan Agreement dated October 12, 2006 between them and the Promissory Note dated October 12, 2006 issued thereunder (the “Note”) to extend the maturity date of the Note to the date that is thirty (30) days after the Effective Date and to terminate the Security Agreement dated October 12, 2006 between them, thereby terminating Chopin’s security interest in the assets of the Company. On the Effective Date the Company issued to Chopin 8,920,856 shares of its common stock in consideration of the conversion of $750,000 of principal and $52,877 of accrued interest under the Note, and on May 18, 2007 the Company issued to Chopin an additional 2,796,800 shares of its common stock in consideration of the conversion of the balance of the Note.

The Company and its then Chief Executive Officer, Christopher Nowers, and its Chief Financial Officer, Angela Bronow Davanzo, entered into a Retention Bonus Agreement dated as of April 12, 2007 (the “Retention Agreement”). The Retention Agreement replaced the Employment Agreement dated as of May 26, 2006 between the Company and Mr. Nowers and the Employment Agreement dated as of July 17, 2006 between the Company and Ms. Davanzo, which Employment Agreements were deemed terminated and cancelled as of December 16, 2006. Pursuant to the Retention Agreement, Mr. Nowers and Ms. Davanzo agreed to continue to serve as the Company’s Chief Executive Officer and the Company’s Chief Financial Officer and Secretary, respectively, through March 31, 2007 and to accept as payment in full for their services a bonus, for Mr. Nowers, of $125,000 (or $150,000 depending on the terms of a transaction pursuant to which the Company would transfer its rights to RP101) and, for Ms. Davanzo, of $83,334 (or $100,000 depending on the terms of a transaction pursuant to which the Company would transfer its rights to RP101) plus a second bonus, for Mr. Nowers, of $25,000 and, for Ms. Davanzo, of $16,667 in the event the Company completes a sale or other disposition of the Company itself. The Retention Agreement also provided for certain severance payments to Mr. Nowers and Ms. Davanzo in the event that they had not become entitled to and been paid their bonus by December 31, 2007.

At the same time, the Company entered into a Consulting Services Agreement dated as of April 12, 2007 with each of Mr. Nowers and Ms. Davanzo pursuant to which each of Mr. Nowers and Ms. Davanzo agreed to continue to serve as the Company’s Chief Executive Officer and the Company’s Chief Financial Officer and Secretary through April 30, 2007 and May 31, 2007, respectively, and to be compensated on an hourly basis for the general management services performed for the Company during the term of each agreement. Ms. Davanzo’s Consulting Agreement has been further extended through June 30, 2007.

On June 4, 2007 the Company issued 138,889 and 92,594 shares of common stock to Mr. Nowers and Ms. Davanzo, respectively, in partial payment of amounts becoming due under their Retention Agreements.

On May 24, 2007, the Company and Prostagenics LLC (“Prostagenics”), the company from which the Company obtained the patent rights to INOC-005 Capridine beta, entered into a Termination of Agreement and Releases dated as of May 18, 2007 (the “Prostagenics Agreement”). The Prostagenics Agreement terminated as of April 5, 2007 the Assignment and Assumption Agreement effective March 31, 2005 between Prostagenics, the Company and Gardant Pharmaceuticals, Inc. (the “Assignment Agreement”) pursuant to which Prostagenics assigned to the Company all of its rights and obligations in and under the NYMC License (as defined in the Assignment Agreement) granting Prostagenics an exclusive license to INOC-005 Capridine beta. Under the Prostagenics Agreement, the parties also exchanged mutual general releases. The agreement to terminate the License was the result of the Company’s determination that it would not be able to adequately fund the development and commercialization of INOC-005 Capridine beta, a new chemical entity to treat prostate cancer that was the subject of the Assignment Agreement. As a result of the termination of the License, all rights to this formulation reverted back to Prostagenics, and the Company was relieved of all further obligations under the License, both operational and financial, without any early termination penalties to the Company.