Form 10QSB
period 2007-03-31
Avantogen Oncology, Inc.
filed 2007-08-10
CIK 894538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2007

Commission File Number: 33-55254-28

AVANTOGEN ONCOLOGY, INC.
(Name of small business issuer as specified in its charter)

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

As of August 9, 2007, there were 74,282,472 shares of the issuer’s Common Stock outstanding.

Transitional Small Business Disclosure Format                    Yes  ☐    NO  ☒

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

AVANTOGEN ONCOLOGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Balance Sheet
March 31, 2007

March 31, 2007
(Unaudited)

ASSETS
Cash	$2,106
Prepaid assets	49,363
Total current assets	51,469
Total assets	$51,469

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$1,350,702
Interest payable	77,193
Due to related parties	213,502
Note payable to stockholder	1,000,000
Total current liabilities	2,641,397

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, par value $.001, 25,000,000 shares authorized, none issued and outstanding	—
Common stock, par value $.001, 125,000,000 shares authorized, 74,282,000 issued and outstanding	59,000
Additional paid in capital	9,049,800
Deficit accumulated during the development stage	(11,698,728)
Total stockholders’ deficit	(2,589,928)
Total liabilities and stockholders’ deficit	$51,469

The accompanying notes are an integral part of these consolidated financial statements.

AVANTOGEN ONCOLOGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Operations
For the Quarters Ended March 31, 2007 and 2006, and
For the Period from July 21, 2004 (Inception) to March 31, 2007

	For the Quarters Ended		Period From July 21, 2004 (Inception) to
	March 31, 2007	March 31, 2006	March 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)
Research and development	$49,128	$571,179	$6,943,147
General and administrative	81,420	361,340	4,209,181
Loss from operations	130,548	938,519	11,152,328
Interest income	(11)	—	(4,383)
Loss on disposal of assets	51,942		51,942
Interest expense	175,702	49,830	497,301
Loss before provision for income taxes	358,181	982,349	11,697,188
Provision for income taxes	—	—	1,540
Net loss	$358,181	$982,349	$11,698,728
Basic and diluted loss per share	$(0.01)	$(0.05)
Basic and diluted weighted average shares outstanding	59,000,000	18,178,000

The accompanying notes are an integral part of these consolidated financial statements.

AVANTOGEN ONCOLOGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Stockholders’ Deficit
From July 21, 2004 (Inception) to December 31, 2006,
and for the Three Months Ended March 31, 2007

	Shares	Common Stock	Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total
Balance, July 21, 2004 (Inception)	1,453,242	$1,453	$(1,453)	$—	$—
Shares issued in reorganization	16,500,000	16,500	(16,500)	—	—
Net loss	—	—	—	(1,120,037)	(1,120,037)

Balance, December 31, 2004	17,953,242	$17,953	$(17,953)	$(1,120,037)	$(1,120,037)
Shares issued to consultant on October 19, 2005 at $3.25 per share	225,000	225	731,025	—	731,250
Net loss	—	—	—	(5,014,506)	(5,014,506)

Balance, December 31, 2005	18,178,242	$18,178	$713,072	$(6,134,543)	$(5,403,293)
Shares issued in the May 26, 2006 acquisition	40,821,758	40,822	8,077,287	—	8,118,109
Stock based compensation	—	—	68,236	—	68,236
Warrants issued with note payable to related party	—	—	212,598	—	212,598
Net loss	—	—	—	(5,206,004)	(5,206,004)

Balance, December 31, 2006	59,000,000	$59,000	$9,071,193	$(11,340,547)	$(2,210,354)
Forfeiture of Stock Options (unaudited)			(21,393)		(21,393)
Net loss (unaudited)				(358,181)	(358,181)
Balance, March 31, 2007(unaudited)	59,000,000	$59,000	$9,049,800	$(11,698,728)	$(2,589,928)

The accompanying notes are an integral part of these consolidated financial statements.

AVANTOGEN ONCOLOGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the Quarters Ended March 31, 2007 and 2006 and For the Period
from July 21, 2004 (Inception) to March 31, 2007

	March 31, 2007	March 31, 2006	Period From July 21, 2004 (Inception) to March 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(358,181)	$(982,349)	$(11,698,728)
Adjustments to reconcile net loss to cash used in operating activities:
Stock compensation	(21,393)	—	778,093
Accretion of debt discount on note payable	144,567	—	1,179,388
Purchased research and development expensed in the May 26, 2006 acquisition	—	—	516,141
Settlement of related party claim	(142,665)		(142,665)
Loss on disposal of assets	51,941	—	51,941
Amortization expense	—	—	25,000
Depreciation expense	287	—	1,147
Changes in assets and liabilities
Decrease in prepaid assets	53,777	—	51,853
(Increase) in deposits	—	—	(44,488)
(Decrease) / Increase in accounts payable and accrued expenses	198,591	(53,787)	1,303,964
Increase in due to related parties	30,374	580,335	356,167
Increase in interest payable	30,544	49,830	282,354
Net cash used in operating activities	(12,158)	(405,971)	(7,339,833)

Cash flows from investing activities:
Purchase of property and equipment	—	—	(8,600)
Net cash used in investing activities	—	—	(8,600)
Cash flows from financing activities:
Proceeds received from Avantogen Limited in the acquisition	—	—	1,100,000
Resistys, Inc. cash received in the acquisition	—	—	4,665
Proceeds from loan from related party & issuance of warrants	—	405,875	1,000,000
Proceeds from loans from stockholder	—	—	5,245,874
Net cash provided by financing activities	—	405,875	7,350,539
Net increase / (decrease) in cash	(12,158)	(96)	2,106
Cash, beginning of period	14,264	1,158	—
Cash, end of period	$2,106	$1,062	$2,106

Supplemental cash flow information:
Cash paid for interest expense and income taxes	$—	$—	$—
Non-cash financing transactions:
Non-cash Resistys, Inc. net assets received in acquisition	$—	$—	$79,477
Amount due Resistys, Inc. eliminated in acquisition	$—	$—	$825,025
Common stock issued to Bioaccelerate Holdings, Inc. for assumption of liabilities	$—	$—	$5,592,801
Warrants issued to Chopin Opus One L.P. with Promissory Note	$—	$—	$212,598

The accompanying notes are an integral part of these consolidated financial statements.

AVANTOGEN ONCOLOGY, INC. and Subsidiaries
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)

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

The May 26, 2006 Acquisition

On May 26, 2006, Avantogen Limited and Bioaccelerate entered into a Share Exchange Agreement (the “May 26, 2006 Acquisition”) whereby Avantogen Limited transferred to the Company its 50% share in Resistys and $1,100,000 in exchange for 32,000,000 shares of common stock (or 54.2%) of Innovate. Bioaccelerate terminated its credit line with the Company, and related warrant to acquire 1,000,000 shares of the Company’s common stock, and forgave all amounts due under the line, as well as assumed all Company liabilities, except for $65,000 due to a related party and $825,025 due to Resistys, as of the acquisition date. Total liabilities assumed including the amount due to Bioaccelerate under the credit line was $5,592,801. In consideration, the Company issued to Bioaccelerate 8,721,758 shares of its common stock. The Company also issued 100,000 shares of common stock for consulting services related to the acquisition, which were accounted for as transaction costs. The $825,025 liability due to Resistys was reclassified to additional paid-in capital as result of the Company now owning 100% of Resistys. The remaining net assets received from Resistys, Inc. of $59,142 were recorded as additional paid in capital. Under the Share Exchange Agreement, Avantogen Limited has the right to designate three of the five members of Innovate’s Board of Directors. Immediately after the acquisition, the Company changed its name to Avantogen Oncology, Inc.

Principles of Consolidation

The consolidated financial statements include the accounts of Avantogen Oncology, Inc. (a Nevada corporation) and its wholly owned subsidiaries, Innovative Oncology, Limited (a United Kingdom company), and Cynat Oncology Limited (a United Kingdom company), which holds the investment in Resistys. Beginning May 26, 2006, the Company consolidated 100% of Resistys’ losses in its operating results. Prior to this date, the Company had reported its 50% share of losses in Resistys under the equity method of accounting.

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

All adjustments necessary for a fair statement of interim periods have been included in these consolidated financial statements.

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

Statement of Cash Flows

The Company prepares its statements of cash flows using the indirect method as defined under SFAS No. 95, “Statement of Cash Flows.” During the period ended March 31, 2007, amounts reported in operating activities as uses of cash related to decreases in accounts payable, accrued expenses, and due to related parties include those amounts assumed by Bioaccelerate as if Bioaccelerate advanced the Company cash under a credit line to settle its obligations with vendors and other creditors. Hence, advances to the Company from Bioaccelerate under a credit line within financing activities reflect a corresponding source of cash in the period ended March 31, 2007.

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

As of March 31, 2007, there were warrants outstanding to acquire (a) 1,000,000 shares of the Company’s common stock related to the Promissory Note to Chopin Opus One and (b) 300,000 shares of the Company’s common stock related to an agreement with Chopin Capital Partners, LLC to provide financial advisory services. The warrants were excluded from the weighted average number of common shares outstanding for purposes of computing earnings per share as they would have been anti-dilutive since the Company had reported losses for all periods presented.

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

The Company has not filed tax returns for 2004, 2005 and 2006. As of March 31, 2007, there were approximately $11.7 million in accumulated losses. When the tax returns are completed, these losses will give rise to deferred tax assets, a significant portion of which are likely to be net operating loss carry forwards. Due to the May 26, 2006 Acquisition, these net operating loss deferred tax assets will be subject to limitations. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. Because of these potential limitations and the Company’s history of losses, the Company has not recognized any deferred tax asset and has effectively placed a full valuation allowance on such assets.

Accounting for Uncertainty in Income Taxes (“FIN 48”)

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. In the normal course of business the Company is subject to examination by taxing authorities. At present, there are no ongoing audits or unresolved disputes with the various tax authorities that the Company files with. Given the Company’s substantial net operating loss carryforwards (“NOLs”, which are subject to a full valuation allowance) as well as the historical operating losses, the adoption of FIN 48 on January 1, 2007 did not have any effect on our financial position, results of operations or cash flows as of March 31, 2007.

Stock-Based Compensation

In 2006 the Company made option grants to two employees. During the quarter ended March 31, 2007 all of these options granted to employees were forfeited and the expense recognized in 2006 was reversed.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash, cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximates fair value due to the short maturity of these instruments. The carrying amount of long-term debt approximates fair value because the interest rates fluctuate with market interest rates or the fixed rates are based on current rates offered to the Company for debt with similar terms and maturities.

Recent Accounting Pronouncements

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

2. Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of March 31, 2007, the Company had $2,106 of cash and no other material financial assets, nor did it have an established source of revenues sufficient to cover its operating costs. During the quarters ended March 31, 2007 and 2006, and from July 21, 2004 (Inception) to March 31, 2007, the Company used cash in operations of $12,158, $405,971 and $7,339,833, respectively. From inception through March 31, 2007, shareholders provided funding in the amount of $7,345,874. As of March 31, 2007, the Company had accumulated a net deficit during the development stage of $11,698,728. Subsequent to March 31, 2007 the Company assigned its rights to develop and commercialize its lead drug candidate, RP101, for approximately $1.7 million in upfront fees and success-based regulatory and commercial payments and royalties on future sales of RP101 Product. See footnote 8. The Company is entirely dependent on the payments from this transaction for its capital requirements. The Company's future capital requirements will depend upon numerous factors including, but not limited to, identification of new compounds and product opportunities, progress in developing its products, market penetration and profitable operations from the sale of its products, if successfully developed. These consolidated financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a going concern.

3. Related Party Transactions

On October 12, 2006 the Company borrowed $1 million from Chopin Opus One L.P. a Cayman Islands limited partnership. The General Partner of Chopin is Chopin Holdings, Ltd., whose Managing Director is Dr. Richard Opara, the former Chairman of the Company’s Board of Directors and former Chairman of Avantogen Limited, the Company’s majority stockholder at December 31, 2006. See footnote 4.

On October 23, 2006 the Company finalized and entered into a Terms of Financial Advisory Services Agreement with Chopin Capital Partners, LLC related to the service period from July 1, 2006 to June 30, 2007. The managing partner of Chopin Capital Partners, LLC was a Board member of the Company at the time the agreement was signed. As additional compensation the Company agreed to issue warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.60 per share. The warrants have been valued at $93,686 amortization of which was calculated over the term of the agreement. In 2006 $46,843 was recognized as general and administrative expense. In February 2007 the Company provided notice to Chopin Capital Partners, LLC of its intent to cancel the agreement. No additional expense related to this agreement was recognized in the quarter ended March 31, 2007.

As of March 31, 2007 there was $213,502 due to related parties, which was comprised of $77,500 owed to the four non-executive directors for outstanding fees, $100,000 owed to Chopin Capital Partners LLC for services under the Terms of Financial Advisory Services Agreement, $34,365 due to AL Holdings, Inc. and $1,637 due to a director for travel expenses. The amount owed to AL Holdings, Inc. was comprised of $25,165 for December 2006 through February 2007 monthly fees due under a Shared Facilities and Services Agreement administered by AL Holdings, Inc. for rent, professional, administrative and support services and $9,200 as a reimbursement for operating expenses paid for by AL Holdings, Inc. on behalf of the Company. Under the Shared Facilities and Services Agreement the Company accrued $18,340 for rent on office space which was expensed.

Effective March 1, 2007 the Company entered a Termination of Agreement and Releases with AL Holdings, Inc. and other parties to the Shared Services Agreement. This agreement released the Company from all future obligations for rent, professional, administrative and support services previously provided under the Shared Services Agreement. As part of the Agreement the Company released its claim for reimbursement of its allocation of the security deposit in the amount of $44,488 and the leasehold improvements in the amount of $7,453, net of depreciation of $1,147 through February 2007 related to the lease of office space. These assets were written off during the quarter ended March 31, 2007.

On March 28, 2007 the Company entered into a Settlement Agreement and Release of Claims with Avantogen Limited regarding the payment of legal fees related to the Share Exchange Agreement dated January 31, 2006. During 2006 the Company paid and recorded an expense of $134,145 for legal services related to this agreement which it claimed was reimbursable by Avantogen Limited. In addition, Avantogen Limited. paid $142,665 for legal fees related to the agreement which it claimed was reimbursable by the Company. The Company recorded these legal fees in 2006. The Company and Avantogen Limited agreed in the Settlement and Release of Claims to cancel their respective claims. The cancellation of the $142,665 liability to Avantogen Limited was recorded in the quarter ended March 31, 2007 as a credit to general and administrative expense.

4. Note Payable to Stockholder

On October 12, 2006 the Company borrowed $1 million (the “Loan”) from Chopin Opus One L. P. (“Chopin”). The Loan bears interest at the rate of ten percent (10%) per annum and is due March 31, 2007. The Loan is secured by a first priority security interest on all of the Company’s assets. As an inducement to Chopin to provide the Loan, the Company issued five year warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.60 per share. The warrants have been valued at $212,598 and have been recorded as a discount on the Loan and accreted over the term. As of March 31, 2007 the entire balance has been accreted and $144,567 is reflected as interest expense in the quarter ended March 31, 2007. The Company and Chopin entered into an agreement to extend the maturity date of the Note to the date that is thirty (30) days after the Effective Date and to terminate the Security Agreement dated October 12, 2006 between them, thereby terminating Chopin’s security interest in the assets of the Company. See Footnote 8.

5. Commitments and Contingencies

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

Resistys had the following commitments, which became the obligation of the Company because of the May 26, 2006 Acquisition.

Resistys is party to a licensing agreement with RESprotect GmbH for the right to exploit RP101. The licensing agreement is for 25 years, subject to certain early termination provisions. Pursuant to the license terms, Resistys shall compensate RESprotect after the achievement of the following milestones:

Initiation of Phase 2 Trial by Resistys in the Territory or outside the Territory	$1,333,000
Upon filing by Resistys with the U.S. Food and Drug Administration (“FDA”) of a New Drug or abbreviated New Drug Application (“NDA”) for the registration of the Licensed Product and acceptance of such Application by the FDA	$2,666,000
Upon FDA approval of the Licensed Product	$6,665,000
Upon achieving cumulative Market Sales of the Licensed Product in the Territory of $100 million	$3,999,000

Milestone payments are non-refundable and non-recoupable. The milestones are payable in Euros and have been translated into US dollars as of March 31, 2007. The actual payments may be different depending on the exchange rate at the time payment is made. The Company believes that the milestones for the Phase 2 trial will be achieved in late 2007. The milestones for FDA filing and approval are not expected until at least 2010 and 2011, respectively. Additionally, the Company is required to pay royalties ranging from 2% to 4% of net revenues from the sale of RP101 or 8% to 16% if through a third party sub licensee.

Additionally, Resistys signed a service agreement with Hesperion Ltd. on October 18, 2004. This agreement entrusted Hesperion Ltd. with the execution of a clinical study defined as “Phase 1 study of RP101 in patients with advanced Pancreatic Cancer.” Pursuant to a Change of Scope (“COS”) addendum dated December 6, 2005, Resistys committed to use approximately $360,000 of Hesperion Ltd’s research and development services during 2006, of which approximately $347,000 had been used as of March 31, 2007.

In addition to the former Resistys commitments, on July 18, 2006 the Company engaged a consulting firm in an agreement that required a retainer of $50,000 that the Company has accrued for as of March 31, 2007. The agreement is for twelve months and has the potential for future payments contingent on performance by the consulting company.

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

Other Commitments

In 2005 the Company utilized office space in New York and London on a month to month basis in return for payments to Bioaccelerate Holdings, Inc. amounting to approximately $9,500 per month, in the aggregate. After the May 26, 2006 Acquisition, the Company consolidated its offices in Los Angeles and entered into a Shared Facilities and Services Agreement administered by AL Holdings, Inc. under which it is allocated a portion of the lease payment for the office space depending on the number of parties to the agreement and the proportion of space used by each party. The lease payments are subject to annual adjustments of approximately 3%. At March 31, 2007 the office space was sublet and the Shared Services Agreement was terminated.

6. Share-Based Awards

The Company has a stock option plan, which covers a total of 8,000,000 shares of Common Stock. Options may be awarded during the ten-year term of the 2006 stock option plan to Company employees, directors, consultants and other affiliates.

Stock Options

On October 23, 2006, the Company granted to two employees 5 year options to acquire 1,185,900 shares of common stock at an exercise price of $1.30. The awards vest annually in equal installments over three years. The awards were valued at $0.19 per share, or $221,083. Weighted-average assumptions used to value the awards were as follows: (i) dividend yield of nil, (ii) expected volatility of 90%, risk-free interest rate of 4.84%, and expected life of 3.5 years. As of March 31, 2007 these options were forfeited due to the execution of a Retention Bonus Agreement negotiated with the employees. See footnote 8.

As of March 31, 2007, there were no options to acquire shares of common stock outstanding,

Warrants

During October 2006, the Company granted a related-party consultant a 5 year warrant to acquire 300,000 shares of common stock at an exercise price of $0.60 in connection with a one-year service agreement through June 30, 2007. The award was fully vested when granted. The award was valued at $0.31 per share, or $93,686. Weighted-average assumptions used to value the awards were as follows: (i) dividend yield of nil, (ii) expected volatility of 93%, risk-free interest rate of 4.8%, and expected life of 5 years. During 2006, the Company recognized $46,843 as general and administrative expense. In February 2007 the Company provided notice of its intent to cancel the agreement. No additional expense related to this agreement was recognized in the quarter ended March 31, 2007. See footnote 3.

During October 2006, the Company granted a related-party a 5 year, fully-vested warrant to acquire 1,000,000 shares of common stock at an exercise price of $0.60 in connection with amounts loaned the Company.

As of March 31, 2007, there were warrants to acquire 1,300,000 shares of common stock outstanding, with an exercise price of $0.60 per share, all of which are exercisable. The remaining contractual life for these warrants is 4.8 years.

7. Income Taxes

Based on an assessment of the temporary differences and the potential benefit of losses carried forward, the Company has not recognized any deferred tax asset for the three month period ended March 31, 2007 and has effectively placed a full valuation allowance on such assets. Accordingly, no deferred income tax benefit has been recognized in these financial statements since management does not believe the recoverability of the deferred tax assets during the foreseeable future is more likely than not.

For the periods presented in the accompanying consolidated statements of operations, the difference between the expected federal tax benefit on reported pre-tax losses of 34% and that reflected in the accompanying consolidated statement of operations of 0% is (a) additional state tax benefits of approximately 6% offset by (b) increases in the valuation allowance of (40%).

8. Subsequent Events

On January 15, 2007, three non-executive directors including the Chairman of the Board resigned from the Company. During the second quarter the Company negotiated Receipt and Release agreements with all three directors. The terms of the agreement call for a payment of $10,000 to each director in exchange for a release of all claims against the Company.

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

At the same time, the Company entered into a Consulting Services Agreement dated as of April 12, 2007 with each of Mr. Nowers and Ms. Davanzo pursuant to which each of Mr. Nowers and Ms. Davanzo agreed to continue to serve as the Company’s Chief Executive Officer and the Company’s Chief Financial Officer and Secretary through April 30, 2007 and May 31, 2007, respectively, and to be compensated on an hourly basis for the general management services performed for the Company during the term of each agreement. Ms. Davanzo’s Consulting Agreement has been further extended through June 30, 2007. Subsequent to June 30, 2007 Ms. Davanzo has provided consulting services to the new officers of the Company to assist in the transition.

On June 4, 2007 the Company issued 138,889 and 92,594 shares of common stock to Mr. Nowers and Ms. Davanzo, respectively, in partial payment of amounts becoming due under their Retention Agreements.

On May 24, 2007, the Company and Prostagenics LLC (“Prostagenics”), the company from which the Company obtained the patent rights to INOC-00, Capridine beta, entered into a Termination of Agreement and Releases dated as of May 18, 2007 (the “Prostagenics Agreement”). The Prostagenics Agreement terminated as of April 5, 2007 the Assignment and Assumption Agreement effective March 31, 2005 between Prostagenics, the Company and Gardant Pharmaceuticals, Inc. (the “Assignment Agreement”) pursuant to which Prostagenics assigned to the Company all of its rights and obligations in and under the NYMC License (as defined in the Assignment Agreement) granting Prostagenics an exclusive license to INOC-005 Capridine beta. Under the Prostagenics Agreement, the parties also exchanged mutual general releases. The agreement to terminate the License was the result of the Company’s determination that it would not be able to adequately fund the development and commercialization of INOC-005 Capridine beta, a new chemical entity to treat prostate cancer that was the subject of the Assignment Agreement. As a result of the termination of the License, all rights to this formulation reverted back to Prostagenics, and the Company was relieved of all further obligations under the License, both operational and financial, without any early termination penalties to the Company.

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

The Company uses a network of relationships it has forged in academia, medical research centers and industry to in-license or acquire promising early-stage compounds and existing compounds that can be reformulated, used for new indications or used with new dosing regimens. The Company relies upon these relationships and a product development network to accelerate the time it takes for new compounds to reach the critical Phase III clinical trial level when a drug is most attractive to large pharmaceutical companies.

The Company enters into development, marketing and partnership agreements with contract research laboratories, industry experts and pharmaceutical companies to develop, test and seek regulatory approval for its drug candidates. By relying primarily upon contracts with third parties for research, clinical development and project management rather than doing that work in-house, the Company is able to maintain a limited and less costly infrastructure, particularly as compared with large pharmaceutical companies. The Company’s management believes that this streamlined operating strategy has created an efficient and cost-effective route from early-stage clinical development to a commercial product.

Liquidity and Capital Resources

As of March 31, 2007, the Company had $2,106 of cash and no other material assets, nor did it have an established source of revenues sufficient to cover its operating costs. During the quarters ended March 31, 2007 and 2006, and from July 21, 2004 (Inception) to March 31, 2007, the Company used cash in operations of $12,158, $405,971 and $7,339,833, respectively. From inception through March 31, 2007, shareholders provided funding in the amount of $7,345,874. Shareholder provided funding includes the $1.1 million consideration recently paid by Avantogen Limited in the May 26, 2006 Acquisition in exchange for 32 million shares of common stock. As of March 31, 2007, the Company had accumulated a net deficit during the development stage of $11,698,728.

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

ITEM 3 - CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 15d-15(e) under the Securities Exchange Act of 1934, as amended) to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. This process includes ensuring information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2007, our disclosure controls and procedures were effective at the reasonable assurance level.

PART II: OTHER INFORMATION

ITEM 1- LEGAL PROCEEDINGS

None

ITEM 2- UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3- DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

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

Date August 9, 2007
AVANTOGEN ONCOLOGY, INC.

By:	/s/ William Ardrey
William Ardrey
Chief Executive Officer

By:	/s/ Michael Hillmeyer
Michael Hillmeyer
Chief Financial Officer

EXHIBIT INDEX

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