Form 10QSB
period 2007-06-30
Avantogen Oncology, Inc.
filed 2007-10-26
CIK 894538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2007

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

As of October 24, 2007, there were 74,282,472 shares of the issuer’s Common Stock outstanding.

Transitional Small Business Disclosure Format                    Yes ☐   NO  ☒

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

AVANTOGEN ONCOLOGY, INC. AND SUBSIDIARIES

(A Development Stage Company)
Condensed Consolidated Balance Sheet
June 30, 2007

June 30, 2007
(Unaudited)

ASSETS
Cash	$567,983
Prepaid assets	18,824
Total current assets	586,807
Total assets	$586,807

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$80,679
Due to related parties	141,078
Total current liabilities	221,757

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, par value $.001, 25,000,000 shares authorized, none issued and outstanding	—
Common stock, par value $.001, 125,000,000 shares authorized, 74,282,472 issued and outstanding	74,282
Additional paid in capital	10,680,246
Deficit accumulated during the development stage	(10,389,478)
Total stockholders’ deficit	365,050
Total liabilities and stockholders’ deficit	$586,807

The accompanying notes are an integral part of these consolidated financial statements.

AVANTOGEN ONCOLOGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2007 and 2006, and
For the Period from July 21, 2004 (Inception) to June 30, 2007

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006	Period From July 21, 2004 (Inception) to June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Research and development	$(51,395)	$(544,443)	$(100,523)	$(1,115,622)	$(6,994,542)
General and administrative	(498,915)	(229,296)	(580,335)	(590,636)	(4,708,096)
Loss from operations	(550,310)	(773,739)	(680,858)	(1,706,258)	(11,702,638)
Interest income	2,515	—	2,526	—	6,898
Forgiveness of debt	50,000		50,000		50,000
Gain on assignment and sale of assets	1,914,457	—	1,914,457	—	1,914,457
Loss on disposition of assets	—	—	(51,942)	—	(51,942)
Interest expense	(78,441)	(4,346)	(254,143)	(54,176)	(575,742)
Income / (loss) before provision for income taxes	1,338,221	(778,085)	980,040	(1,760,434)	(10,358,967)
Provision for income taxes	(28,971)	—	(28,971)	—	(30,511)

Net income / (loss)	$1,309,250	$(778,085)	$951,069	$(1,760,434)	$(10,389,478)
Net income / (loss) per share - Basic	$0.02	$(0.02)	$0.01	$(0.07)
Net income / (loss) per share - Diluted	$0.02	$(0.02)	$0.01	$(0.07)
Weighted average common and common equivalent shares outstanding:
Basic	69,573,170	33,879,000	64,315,793	26,072,000

Diluted	69,873,170	33,879,000	64,615,793	26,072,000

The accompanying notes are an integral part of these consolidated financial statements.

AVANTOGEN ONCOLOGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Stockholders’ Deficit
From July 21, 2004 (Inception) to December 31, 2006,
and for the Six Months Ended June 30, 2007

	Shares	Common Stock	Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total
Balance, July 21, 2004 (Inception)	1,453,242	$1,453	$(1,453)	$—	$—
Shares issued in reorganization	16,500,000	16,500	(16,500)	—	—
Net loss	—	—	—	(1,120,037)	(1,120,037)
Balance, December 31, 2004	17,953,242	$17,953	$(17,953)	$(1,120,037)	$(1,120,037)
Shares issued to consultant on October 19, 2005 at $3.25 per share	225,000	225	731,025	—	731,250
Net loss	—	—	—	(5,014,506)	(5,014,506)
Balance, December 31, 2005	18,178,242	$18,178	$713,072	$(6,134,543)	$(5,403,293)
Shares issued in the May 26, 2006 acquisition	40,821,758	40,822	8,077,287	—	8,118,109
Stock based compensation	—	—	68,236	—	68,236
Warrants issued with note payable to related party	—	—	212,598	—	212,598
Net loss	—	—	—	(5,206,004)	(5,206,004)
Balance, December 31, 2006	59,000,000	$59,000	$9,071,193	$(11,340,547)	$(2,210,354)
Forfeiture of stock options (unaudited)	—	—	(21,393)	—	(21,393)
Stock based compensation (unaudited)	231,483	231	20,602	—	20,833
Shares issued in transaction (unaudited)	3,333,333	3,333	496,667	—	500,000
Conversion of promissory note and accrued interest (unaudited)	11,717,656	11,718	1,042,871	—	1,054,589
Intrinsic value of beneficial conversion associated with conversion of promissory note and accrued interest (unaudited)	—	—	70,306	—	70,306
Net income (unaudited)	—	—	—	951,069	951,069

Balance, June 30, 2007(unaudited)	74,282,472	$74,282	$10,680,246	$(10,389,478)	$365,050

The accompanying notes are an integral part of these consolidated financial statements.

AVANTOGEN ONCOLOGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the six months Ended June 30, 2007 and 2006 and For the Period from July 21, 2004 (Inception) to June 30, 2007

	June 30, 2007	June 30, 2006	Period From July 21, 2004 (Inception) to June 30, 2007
Cash flows from operating activities:
	(Unaudited)	(Unaudited)	(Unaudited)
Net income/(loss)	$951,069	$(1,760,434)	$(10,389,478)
Adjustments to reconcile net income/(loss) to cash used in operating activities:
Stock-based compensation	(560)	—	798,926
Accretion of debt discount on note payable	144,567	—	1,179,388
Amortization of interest on convertible note payable	70,306	—	70,306
Purchased research and development expensed in the May 26, 2006 acquisition	—	516,141	516,141
Settlement of related party claim	(142,665)	—	(142,665)
Gain on assignment and sale of assets	(1,914,457)	—	(1,914,457)
Loss on disposal of assets and (forgiveness) of debt	1,941	—	1,941
Amortization expense	—	1,042	25,000
Depreciation expense	287	—	1,147
Changes in assets and liabilities
Decrease in prepaid assets	84,316	—	82,392
Increase in deposits	—	(44,488)	(44,488)
(Decrease)/increase in accounts payable and accrued expenses	(286,975)	(753,592)	818,398
(Decrease)/increase in due to related parties	(42,050)	(190,000)	283,743
Increase in interest payable	7,940	54,176	259,750
Net cash used in operating activities	(1,126,281)	(2,177,155)	(8,453,956)

Cash flows from investing activities:
Purchase of property and equipment	—	(8,600)	(8,600)

Net cash used in investing activities	—	(8,600)	(8,600)

Cash flows from financing activities:
Proceeds received from Avantogen Limited in the acquisition	—	1,100,000	1,100,000
Resistys, Inc. cash received in the acquisition	—	4,665	4,665
Advance to related party	—	(200,000)	—
Proceeds from loan from related party & issuance of warrants	—	—	1,000,000
Proceeds from loans from stockholder		2,016,427	5,245,874
Proceeds from assignment & sale of assets	1,680,000	—	1,680,000
Net cash provided by financing activities	1,680,000	2,921,092	9,030,539
Net increase / (decrease) in cash	553,719	735,337	567,983
Cash, beginning of period	14,264	1,158	—
Cash, end of period	$567,983	$736,495	$567,983

Supplemental cash flow information:
Non-cash financing transactions:
Non-cash Resistys, Inc. net assets received in acquisition	$—	$54,477	$79,477
Amount due Resistys, Inc. eliminated in acquisition	$—	$825,025	$825,025
Common stock issued to Bioaccelerate Holdings, Inc. for assumption of liabilities	$—	$5 ,592,801	$5,592,801
Warrants issued to Chopin Opus One L.P. with Promissory Note	$—	$—	$212,598
Conversion of note payable and accrued interest to common stock	$1,054,589	$—	$1,054,589
Workforce in-place recorded in acquisition	$—	$25,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

AVANTOGEN ONCOLOGY, INC. and Subsidiaries
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)

1. Organization and Significant Accounting Policies

Organization

Avantogen Oncology, Inc., formerly Innovate Oncology, Inc., (the “Company” or “Avantogen Oncology”) acquires, develops and seeks to commercialize novel compounds to treat various types of cancer.

Prior to the May 26, 2006 Acquisition (see below), the Company had been pursuing financing for a relatively broad portfolio of products. The Company then decided to focus its resources on three particular product candidates - Chemo-resistance Inhibitor (RP101), Capridine beta and oral paclitaxel - rather than proceeding with a plan to develop a larger portfolio that would require far more substantial commitments. As a result of this change in strategy, the Company terminated the agreements intended to assign to the Company the following products: INOC-002 Chemotherapy Potentiator, INOC-003 Targeted Ruthenium Complex, INOC-010 Polymer-Formulated Camptothecin, INOC-016 HER2 Oncogene Inhibito, and INOC-019 Prostate Tumor Suppressor. All rights and remaining obligations with respect to those products reverted to the applicable assignor of those rights to the Company. In November 2006, after further evaluation of its existing pipeline, the Company decided to terminate its license agreement for oral paclitaxel. In April 2007, the Company assigned the license and sold the assets related to its lead compound RP101 to SciClone Pharmaceuticals. In May 2007, the Company terminated its rights to INOC-00, Capridine beta.

Since divesting itself of its current product portfolio, the Company has been actively investigating bringing new technologies and product opportunities in oncology and other sectors into the Company.

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

The May 26, 2006 Acquisition

On May 26, 2006, Avantogen Limited and Bioaccelerate entered into a Share Exchange Agreement (the “May 26, 2006 Acquisition”) whereby Avantogen Limited transferred to the Company its 50% share in Resistys and $1,100,000 in exchange for 32,000,000 shares of common stock (or 54.2%) of Innovate. Bioaccelerate terminated its credit line with the Company, and related warrant to acquire 1,000,000 shares of the Company’s common stock, and forgave all amounts due under the line, as well as assumed all Company liabilities, except for $65,000 due to a related party and $825,025 due to Resistys, as of the acquisition date. Total liabilities assumed including the amount due to Bioaccelerate under the credit line was $5,592,801. In consideration, the Company issued to Bioaccelerate 8,721,758 shares of its common stock. The Company also issued 100,000 shares of common stock for consulting services related to the acquisitions, which were accounted for as transaction costs. The $825,025 liability due to Resistys was reclassified to additional paid-in capital as a result of the Company now owning 100% of Resistys. The remaining net assets received from Resistys, Inc. of $59,142 were recorded as additional paid in capital. Under the Share Exchange Agreement, Avantogen Limited has the right to designate three of the five members of Innovate’s Board of Directors. Immediately after the acquisition, the Company changed its name to Avantogen Oncology, Inc.

The April 2007 Assignment and Purchase Agreement

On April 25, 2007 (the “Effective Date”), the Company, its wholly-owned subsidiary, Resistys, its majority shareholder, Avantogen Limited (“Avantogen” and, together with the Company and Resistys, collectively, the “Seller”) and SciClone Pharmaceuticals, Inc. (“SciClone”) entered into an Assignment and Purchase Agreement (the “Agreement”), pursuant to which Seller sold, transferred, assigned, conveyed and delivered to SciClone all of Seller’s right, title and interest in and to the assets owned or controlled by Seller related to Seller’s program to develop and commercialize its lead drug candidate, RP101, for the treatment of pancreatic cancer (the “SciClone Transaction”). Under the terms of the Agreement, SciClone paid Resistys approximately $1.7 million in upfront fees and agreed to pay Resistys and RESprotect GmbH (“RESprotect”), the owner of the intellectual property rights to RP101, success-based regulatory and commercial payments of up to $23.3 Million and royalties on future sales of RP101 Product (“Net Sales Payments”) through August 30, 2029 or the earlier termination of the License Agreement dated August 30, 2004 among Resistys, Avantogen and RESprotect (the “License Agreement”), which was assigned to SciClone as part of the transactions contemplated by the Agreement. SciClone has the right during certain periods following the completion of each of the Phase II and Phase III Clinical Trials for the first RP101 product to buy out its obligation to make the Net Sales Payments for $12 million during the first buyout period or $20 million during the second buyout period payable, at SciClone’s option, in cash or registered shares of SciClone Common Stock. SciClone’s obligation to make the success-based payments and the Net Sales Payments is secured by a security interest in the RP101 Assets being sold to SciClone, including the License Agreement, as amended from time to time on and after the Effective Date, pursuant to a Security Agreement dated April 25, 2007 between Resistys and SciClone. In addition, under an Assumption of Liabilities Agreement dated April 25, 2007 among SciClone and Seller, SciClone assumed certain liabilities of Seller under the License Agreement, the Supply Agreement for Clinical Trial Material dated September 13, 2004 between Resistys and RESprotect (the “Supply Agreement”), the Services Agreement dated October 18, 2004 between Resistys and Hesperion Ltd. and the Agreement for Clinical Trials Management Services dated August 31, 2006 between the Company and Pharmaceutical Research Associates, Inc.

In consideration for RESprotect’s consent to the assignment of the License Agreement and the Supply Agreement (the “Consent”), the Company issued to RESprotect 3,333,333 shares of its common stock with an aggregate value of $500,000 based on the average closing price of the shares for the thirty (30) day period prior to the Effective Date.

The May 2007 Termination of Agreement and Releases

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

Principles of Consolidation

The consolidated financial statements include the accounts of Avantogen Oncology, Inc. (a Nevada corporation) and its wholly owned subsidiaries, Innovative Oncology, Limited (a United Kingdom company), and Cynat Oncology Limited (a United Kingdom company), which holds the investment in Resistys. Beginning May 26, 2006, the Company consolidated 100% of Resistys’ losses in its operating results. Prior to that date, the Company had reported its 50% share of losses in Resistys under the equity method of accounting.

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

Statement of Cash Flows

The Company prepares its statements of cash flows using the indirect method as defined under SFAS No. 95, “Statement of Cash Flows.” During the period ended June 30, 2007, amounts reported in operating activities as uses of cash related to decreases in accounts payable, accrued expenses, and due to related parties. During the period ended June 30, 2006, the amounts reported in operating activities as uses of cash include those amounts assumed by Bioaccelerate as if Bioaccelerate advanced the Company cash under a credit line to settle its obligations with vendors and other creditors. Hence, advances to the Company from Bioaccelerate under a credit line within financing activities reflect a corresponding source of cash in the period ended June 30, 2006.

Gain/Loss per Share

In accordance with SFAS No. 128, “Earnings per Share”, and SEC Staff Accounting Bulletin (“SAB”) No. 98, basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Under SFAS No. 128, diluted net income/(loss) per share is computed by dividing the net income/(loss) for the period by the weighted average number of common and common equivalent shares, such as stock options and warrants, outstanding during the period. In the periods for which losses were reported such common equivalent shares have not been included in the computation of net loss per share as their effect would be anti-dilutive.

As of June 30, 2007, there were warrants outstanding to acquire 300,000 shares of the Company’s common stock related to an agreement with Chopin Capital Partners, LLC to provide financial advisory services.

The following table sets forth the computation for basic and diluted EPS (in millions, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Income / Loss (Numerator):
Net income / (loss) for basic and diluted EPS	$1,309,250	$(778,085)	$951,069	$(1,760,434)

Shares (Denominator):
Weighted-average shares for basic EPS	69,573,170	33,879,000	64,315,793	26,072,000
Effect of Dilutive Securities	300,000	0	300,000	0
Weighted-average shares for diluted EPS	69,873,170	33,879,000	64,615,793	26,072,000
Basic earnings per share	$0.02	$(0.02)	$0.01	$(0.07)
Diluted earnings per share	$0.02	$(0.02)	$0.01	$(0.07)

Income Taxes

Income taxes are recorded in accordance with SFAS No. 109, “Accounting for Income Taxes”. This statement requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized. Due to the gain recognized from the April, 2007 transaction, the Company reversed $0.59 million of valuation allowance on its deferred tax assets during the quarter ended June 30, 2007.

Based on the Company’s assessment of all available evidence, the Company has concluded that its remaining $4.3 million of deferred tax assets are not more likely than not to be realized. This conclusion is based primarily on our history of net operating losses, annual net operating loss limitations under Internal Revenue Code (“IRC”) Section 382, and the need to generate significant amounts of taxable income in future periods on a consistent and prolonged basis in order to utilize the deferred tax assets. Accordingly, the Company has recorded a full valuation allowance of $4.3 million on its remaining deferred tax assets.

Accounting for Uncertainty in Income Taxes (“FIN 48”)

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. Based on its evaluation, the Company has concluded that there are no material uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2006, 2005, and 2004, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2007.

Stock-Based Compensation

On June 4, 2007 the Company issued 138,889 and 92,594 shares of common stock to Mr. Nowers and Ms. Davanzo, respectively, in partial payment of amounts becoming due under their Retention Agreements. See footnote 3.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash, accounts payable, accrued expenses and short-term borrowings approximates fair value due to the short maturity of these instruments.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements. This statement is effective for fiscal years beginning after November 15, 2007. The Company is currently in the process of assessing the impact that SFAS 157 will have on the consolidated financial statements.

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

2. Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of June 30, 2007, the Company had $567,983 of cash and no other material financial assets, nor did it have an established source of revenues sufficient to cover its operating costs. During the six months ended June 30, 2007 and 2006, and from July 21, 2004 (Inception) to June 30, 2007, the Company used cash in operations of $1,126,281, $2,177,155 and $8,453,956, respectively. From inception through June 30, 2007, shareholders provided funding in the amount of $7,345,874. As of June 30, 2007, the Company had accumulated a net deficit during the development stage of $10,389,478. During the quarter ended June 30, 2007 the Company assigned its rights to develop and commercialize its lead drug candidate, RP101, for approximately $1.7 million in upfront fees and success-based regulatory and commercial payments and royalties on future sales of RP101 Product. The Company is entirely dependent on the payments from this transaction for its capital requirements. The Company's future capital requirements will depend upon numerous factors including, but not limited to, identification of new compounds and product opportunities, progress in developing its products, market penetration and profitable operations from the sale of its products, if successfully developed. These consolidated financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a going concern.

3. Related Party Transactions

On October 12, 2006 the Company borrowed $1 million from Chopin Opus One L.P. a Cayman Islands limited partnership. The General Partner of Chopin is Chopin Holdings, Ltd., whose Managing Director is Dr. Richard Opara, the former Chairman of the Company’s Board of Directors and former Chairman of Avantogen Limited, the Company’s majority stockholder at June 30, 2007. As of June 30, 2007 the entire principal balance and accrued interest were converted to the Company’s common stock. See footnote 4.

On October 23, 2006 the Company entered into a Terms of Financial Advisory Services Agreement with Chopin Capital Partners, LLC (Chopin Capital”) related to the service period from July 1, 2006 to June 30, 2007. The managing partner of Chopin Capital was a Board member of the Company at the time the agreement was signed. As additional compensation the Company agreed to issue warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.60 per share. The warrants have been valued at $93,686, amortization of which was calculated over the term of the agreement. In 2006 $46,843 was recognized as general and administrative expense. In February 2007 the Company provided notice to Chopin Capital of its intent to cancel the agreement. Effective July 1, 2007 the Company issued to Chopin Capital a $90,000 Convertible Promissory Note in full satisfaction of its obligations to Chopin Capital under the agreement including any rights to the warrants. See footnote 8.

On April 12, 2007 the Company and its then Chief Executive Officer, Christopher Nowers, and its Chief Financial Officer, Angela Bronow Davanzo, entered into a Retention Bonus Agreement (the “Retention Agreement”). The Retention Agreement replaced the Employment Agreement dated as of May 26, 2006 between the Company and Mr. Nowers and the Employment Agreement dated as of July 17, 2006 between the Company and Ms. Davanzo, which Employment Agreements were deemed terminated and cancelled as of December 16, 2006. Pursuant to the Retention Agreement, Mr. Nowers and Ms. Davanzo agreed to continue to serve as the Company’s Chief Executive Officer and the Company’s Chief Financial Officer and Secretary, respectively, through March 31, 2007 and to accept as payment in full for their services a bonus, for Mr. Nowers, of $125,000 (or $150,000 depending on the terms of a transaction pursuant to which the Company would transfer its rights to RP101) and, for Ms. Davanzo, of $83,334 (or $100,000 depending on the terms of a transaction pursuant to which the Company would transfer its rights to RP101) plus a second bonus, for Mr. Nowers, of $25,000 and, for Ms. Davanzo, of $16,667 in the event the Company completes a sale or other disposition of the Company itself. The Retention Agreement also provided for certain severance payments to Mr. Nowers and Ms. Davanzo in the event that they had not become entitled to and been paid their bonus by December 31, 2007. On June 4, 2007 the Company issued 138,889 and 92,594 shares of common stock to Mr. Nowers and Ms. Davanzo, respectively, in partial payment of amounts becoming due under their Retention Agreements.

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

As of June 30, 2007 there was $141,078 due to related parties, which was comprised of $5,000 owed to a non-executive director for outstanding fees, $100,000 owed to Chopin Capital Partners LLC for services under the Terms of Financial Advisory Services Agreement, $19,088 due to Angela Davanzo for consulting services and $16,990 due to a director for travel expenses.

4. Note Payable to Stockholder

On October 12, 2006 the Company borrowed $1 million (the “Loan”) from Chopin Opus One L. P. (“Chopin”). The Loan bears interest at the rate of ten percent (10%) per annum and was due March 31, 2007. The Loan is secured by a first priority security interest on all of the Company’s assets. As an inducement to Chopin to provide the Loan, the Company issued five year warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.60 per share. The warrants have been valued at $212,598 and have been recorded as a discount on the Loan and accreted over the term. As of June 30, 2007 the entire balance has been accreted and $144,567 is reflected as interest expense in the period ended June 30, 2007.

On the Effective Date, the Company entered into an Agreement (the “Chopin Agreement”) with Chopin pursuant to which Chopin agreed to convert seventy-five percent (75%) of the principal, plus accrued interest, of its $1 million loan to the Company into shares of the Company’s common stock at a conversion ratio of $0.09 per share with an option to convert the remaining portion of such loan, plus accrued interest, into shares of the Company’s common stock at the same conversion ratio within thirty (30) days after the Effective Date. Pursuant to the Chopin Agreement, Chopin and the Company also agreed to amend the Loan Agreement dated October 12, 2006 between them and the Promissory Note dated October 12, 2006 issued thereunder (the “Note”) to extend the maturity date of the Note to the date that is thirty (30) days after the Effective Date and to terminate the Security Agreement dated October 12, 2006 between them, thereby terminating Chopin’s security interest in the assets of the Company. On the Effective Date the Company issued to Chopin 8,920,856 shares of its common stock in consideration of the conversion of $750,000 of principal and $52,877 of accrued interest under the Note, and on May 18, 2007 the Company issued to Chopin an additional 2,796,800 shares of its common stock in consideration of the conversion of $250,000, the balance of the Note, and $ 1,712 of accrued interest. The common stock issued to settle the Chopin Agreement are unregistered, and the Company has no obligation to register such shares.

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Adjustable Conversion Ratios”, the Company determined the fair market value of the shares used in the Chopin Agreement to be $0.096 per share. The fair market value was calculated by using the weighted average trading price of the shares traded in the 60 days prior to the conversion. The Company believes that this is the best representation of fair value given the sparse trading activity of the stock. The net difference between the fair value and the agreed conversion price is $0.006 per share resulting in a total beneficial conversion feature of $70,306. The total beneficial conversion feature has been recorded in additional paid in capital and interest expense because the Loan was fully converted as of June 30, 2007.

5. Gain on Assignment and Sale of Assets

On April 25, 2007, the Company, its wholly-owned subsidiary, Resistys, its majority shareholder, Avantogen Limited and SciClone entered into the SciClone Agreement. Upon execution of the Agreement, SciClone paid Resistys approximately $1.7 million in upfront fees. In addition, under an Assumption of Liabilities Agreement dated April 25, 2007 SciClone assumed certain liabilities totaling approximately $0.7 million. In consideration for RESprotect’s Consent, the Company issued to RESprotect shares of its common stock with an aggregate value of $0.5 million. The aggregate result of these transactions was the recognition of a $1.9 million gain during the period ended June 30, 2007. See footnote 1.

6. Share-Based Awards

Stock Options

The Company has a stock option plan, which covers a total of 8,000,000 shares of Common Stock. Options may be awarded during the ten-year term of the 2006 stock option plan to Company employees, directors, consultants and other affiliates.

As of June 30, 2007, there were no options to acquire shares of common stock outstanding.

Warrants

During October 2006, the Company granted a related-party consultant a 5 year warrant to acquire 300,000 shares of common stock at an exercise price of $0.60 in connection with a one-year service agreement through June 30, 2007. The award was fully vested when granted. The award was valued at $0.31 per share, or $93,686. Weighted-average assumptions used to value the awards were as follows: (i) dividend yield of nil, (ii) expected volatility of 93%, risk-free interest rate of 4.8%, and expected life of 5 years. During 2006, the Company recognized $46,843 as general and administrative expense. In February 2007 the Company provided notice of its intent to cancel the agreement. No additional expense related to this agreement was recognized in the period ended June 30, 2007. Effective July 1, 2007 the Company issued to Chopin Capital a Convertible Promissory Note in full satisfaction of Chopin Capital’s claims pursuant to the Financial Advisory Services Agreement. See footnotes 3 and 8.

As of June 30, 2007, there were warrants to acquire 300,000 shares of common stock outstanding, with an exercise price of $0.60 per share, all of which are exercisable. Effective July 1, 2007, the warrants were cancelled and were no longer outstanding.

7. Income Taxes

For the six months ended June 30, 2007, except for approximately $29,000 of alternative minimum taxes, the Company did not record any tax expenses after considering the full year expected results and the likelihood of recovery of deferred tax assets. Management will continue to monitor the future recoverability of the tax assets which have a full valuation allowance as of June 30, 2007.

As of June 30, 2007, Avantogen Oncology Inc. had total operating loss carry-forwards for federal and state income tax purposes of $8.2 million each. Resistys, Inc. files standalone federal and state income tax returns. As of June 30, 2007, Resistys Inc. had operating loss carry-forwards for federal and state income tax purposes of $2.55 million each.

Pursuant to Internal Revenue Code Sec. 382 and 383, certain changes in the ownership structure may partially or fully limit future use of net operating losses and tax credits available to offset future taxable income and future tax liabilities, respectively. The Company’s net operating loss carryforwards are subject to annual limitation due to a change in ownership structure occurring prior to June 30, 2007.

8. Subsequent Events

Effective July 1, 2007 the Company issued to Chopin Capital Partners, LLC a $90,000 Convertible Promissory Note in full satisfaction of its obligations to Chopin Capital under the Terms of Financial Advisory Services Agreement entered into between the Company and Chopin Capital on October 23, 2006. The principal amount of the note is $90,000 which will accrue simple interest at a rate of 8% per annum and will mature on June 30, 2009. Provided that no Event of Default (as defined in the note) has occurred, the Company may, on the maturity date of the note, issue shares of its common stock valued at $0.09 per share in lieu of a cash payment of any or all of the principal or interest due on the note. Chopin Capital also has the right at any time and from time to time prior to the maturity date of the note to convert all or any part of the outstanding principal balance and unpaid accrued interest on the note into shares of common stock of the Company at a conversion rate of $0.09 per share. The shares issuable in payment of the note have piggy-back registration rights pursuant to a Registration Rights Agreement dated as of August 13, 2007 between the Company and Chopin Capital. In connection with the issuance of the note, the warrants to purchase 300,000 shares of the Company’s common stock which had been issued to Chopin Capital have been cancelled and are no longer outstanding.

On July 11, 2007, Dr. William Ardrey, the Company’s President and Chief Executive Officer, and Michael Hillmeyer, the Company’s Secretary, Treasurer and Chief Financial Officer, entered into Employment Agreements dated as of July 1, 2007 with the Company (the “Employment Agreements”). Pursuant to the Employment Agreements, each of Dr. Ardrey and Mr. Hillmeyer agreed to serve in those capacities on an interim and part-time basis and to accept as payment in full for their services a base salary of $2,000 per month for each individual.

Also on July 11, 2007, the Board approved stock option grants under the Company's 2006 Stock Incentive Plan of 1 Million shares for William Ardrey and 750,000 shares for each of Lee Cole and Michael Hillmeyer, each of whom is a director of the Company. Vesting will occur quarterly in arrears in eight equal installments over a two-year period commencing on such date as the Company completes a capital raise of $1 million or more. Such options will be exercisable at $0.09 per share, being the fair market value of a share of the Company's stock as of July 11, 2007.

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

In early 2006, the drug pipeline consisted of three drug candidates, spearheaded by the lead compound RP101 which represented a novel therapeutic approach to prevent the development of chemoresistance and subsequently augment chemotherapeutic effect. The portfolio also contained two pre-clinical compounds: (i) Capridine beta, a novel nitroacridine derivative, which has to date been evaluated in a pre-clinical model of prostate cancer and (ii) an oral formulation of paclitaxel, which has the potential to be taken forward and evaluated in multiple tumor settings.

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

On May 24, 2007, the Company and Prostagenics, the company from which the Company obtained the patent rights to INOC-005 Capridine beta, entered into a Termination of Agreement and Releases dated as of May 18, 2007 (the “Prostagenics Agreement”). The Prostagenics Agreement terminated as of April 5, 2007 the Assignment and Assumption Agreement effective March 31, 2005 between Prostagenics, the Company and Gardant. (the “Assignment Agreement”) pursuant to which Prostagenics assigned to the Company all of its rights and obligations in and under the NYMC License (as defined in the Assignment Agreement) granting Prostagenics an exclusive license to INOC-005 Capridine beta. Under the Prostagenics Agreement, the parties also exchanged mutual general releases. The agreement to terminate the License was the result of the Company’s determination that it would not be able to adequately fund the development and commercialization of INOC-005 Capridine beta, a new chemical entity to treat prostate cancer that was the subject of the Assignment Agreement. As a result of the termination of the License, all rights to this formulation reverted back to Prostagenics, and the Company was relieved of all further obligations under the License, both operational and financial, without any early termination penalties to the Company.

Since divesting itself of its current product portfolio, the Company has been actively investigating bringing new technologies and product opportunities in the oncology and other sectors into the Company. The Company’s intention is to utilize the initial proceeds of the sale to SciClone Pharmaceuticals, Inc. of RP101 to fund its current strategy of seeking new product candidates utilizing the licensing and biotechnology expertise of its current management and Board of Directors. Upon receipt, and to the extent, of the success-based regulatory and commercial payments and royalties on future product sales expected from the RP101 sale, the Company will be in a position to expand its business activities and further develop its overall business strategy.

Business Strategy

The Company’s focus is to be an oncology drug development and licensing company, which earns revenue through identification of key and promising compounds, adding value through both further clinical development and via commercial licensing revenue outcomes, and also holding in portfolio assets that will likely grow in attractiveness within the oncology and other sectors.

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

The Company enters into development, marketing and partnership agreements with contract research laboratories, industry experts and pharmaceutical companies to develop test and seek regulatory approval for its drug candidates. By relying primarily upon contracts with third parties for research, clinical development and project management rather than doing that work in-house, the Company is able to maintain a limited and less costly infrastructure, particularly as compared with large pharmaceutical companies. The Company’s management believes that this streamlined operating strategy has created an efficient and cost-effective route from early-stage clinical development to a commercial product.

Liquidity and Capital Resources

As of June 30, 2007, the Company had $567,983 of cash and no other material assets, nor did it have an established source of revenues sufficient to cover its operating costs. During the quarters ended June 30, 2007 and 2006, and from July 21, 2004 (Inception) to June 30, 2007, the Company used cash in operations of $1,126,281, $2,177,155 and $8,453,956, respectively. From inception through June 30, 2007, shareholders provided funding in the amount of $7,345,874. Shareholder provided funding includes the $1.1 million consideration recently paid by Avantogen Limited in the May 26, 2006 Acquisition in exchange for 32 million shares of common stock. As of June 30, 2007, the Company had accumulated a net deficit during the development stage of $10,389,478.

As of April 25, 2007 the Company assigned its rights to develop and commercialize its lead drug candidate, RP101, to SciClone Pharmaceuticals, Inc. for approximately $1.7 million in upfront fees and success-based regulatory and commercial payments and royalties on future sales of RP101 products. The Company is entirely dependent on the initial upfront payment from this transaction for its current capital requirements. The Company's future capital requirements will depend upon numerous factors including, but not limited to, the receipt of future payments from the RP101 transaction, identification of new compounds, technologies and product opportunities to bring into the Company, progress in developing its products, market penetration and profitable operations from the sale of its products, if successfully developed. The Company’s current resources are sufficient to satisfy the Company’s cash requirements only through the end of the first quarter of fiscal 2008 and the Company does not have sufficient resources to support its operations for the next 12 months. The Company is currently exploring several opportunities to acquire one or more new technologies or products which will then enable the Company to attempt to raise additional equity financing through a private placement or PIPE.

ITEM 3 - CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 15d-15(e) under the Securities Exchange Act of 1934, as amended) to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. This process includes ensuring information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2007, our disclosure controls and procedures were effective at the reasonable assurance level.

PART II: OTHER INFORMATION

ITEM 1- LEGAL PROCEEDINGS

None

ITEM 2- UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 18, 2007, the Company issued to Chopin Opus One L.P. 2,796,800 shares of its Common Stock in consideration of the conversion of the $250,000 principal balance of registrant's Note to Chopin and $1,712 of accrued interest under the Note.  On June 4, 2007, registrant issued 138,889 and 92,954 shares of its Common Stock respectively to Christopher Nowers, its former Chief Executive Officer, and Angela Bronow Davanzo, its former Chief Financial Officer, in partial payment of amounts becoming due under their Retention Agreements with the Company. The shares were issued pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving any public offering. The Company has no obligation to register such shares.

ITEM 3- DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

The following exhibits are filed with this report.

10.1	Employment Agreement dated as of July 1, 2007 between registrant and William Ardrey (Incorporated by reference from the Company's Current Report on Form 8-K filed on July 17, 2007).

10.2	Employment Agreement dated as of July 1, 2007 between registrant and Michael Hillmeyer (Incorporated by reference from the Company's Current Report on Form 8-K filed on July 17, 2007).

31.1	Written Statement of Chief Executive Officer with respect to compliance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Written Statement of Chief Financial Officer with respect to compliance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

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

Date October 26, 2007

AVANTOGEN ONCOLOGY, INC.

By:	/s/ William Ardrey
William Ardrey Chief Executive Officer

By:	/s/ Michael Hillmeyer
Michael Hillmeyer Chief Financial Officer

EXHIBIT INDEX

10.1	Employment Agreement dated as of July 1, 2007 between registrant and William Ardrey (Incorporated by reference from the Company's Current Report on Form 8-K filed on July 17, 2007).

10.2	Employment Agreement dated as of July 1, 2007 between registrant and Michael Hillmeyer (Incorporated by reference from the Company's Current Report on Form 8-K filed on July 17, 2007).

31.1	Written Statement of Chief Executive Officer with respect to compliance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Written Statement of Chief Financial Officer with respect to compliance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement of Chief Executive Officer with respect to compliance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Written Statement of Chief Financial Officer with respect to compliance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.